Form 10KSB
period 1996-06-30
NCF FINANCIAL CORP /DE/
filed 1996-09-30
CIK 947807

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

     For  the fiscal year ended June 30, 1996

[ ]  Transition  report  pursuant  to  section  13  or  15(d) of the  Securities
     Exchange Act of 1934 (No fee required) For the transition   period  from
                  to
     ------------    ------------.

Commission File No. 0-26510

                            NCF FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                        61-1285330
- ---------------------------------------------                   ----------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer
or Organization)                                             Identification No.

119 E. Stephen Foster Avenue, Bardstown, Kentucky                  40004
- -------------------------------------------------                  -----
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:               (502) 348-9278
                                                              --------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                   ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year.   $2,546,494
                                                                   ----------

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on August 31, 1996 was $8.9 million ($14.50 per share based on 614,658 shares of Common Stock).

        As of August 31, 1996, there were issued and outstanding 770,500 shares of the registrant's Common Stock.

        Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1996. (Parts I, II, and IV)

         2.  Portions  of  the  Proxy   Statement  for  the  Annual  Meeting  of
Stockholders for the Fiscal Year ended June 30, 1996. (Part III)

PART I

Item 1.  Business
- -----------------

Business of the Company

        NCF Financial Corporation (the "Company") is a Delaware corporation organized in June of 1995 at the direction of Nelson County Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On October 12, 1995, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

Business of the Bank

        The Bank is a federally chartered stock savings bank headquartered in Bardstown, Kentucky and was founded in 1925 under the name of "Nelson County Building and Loan Bank." In 1995, the Bank became a federal savings bank and in July 1996 changed its name to "Nelson County Federal Savings Bank." The Bank's deposits have been federally insured by the Savings Bank Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1973, and the Bank is a member of the Federal Home Loan Bank (the "FHLB") System. The Bank has one subsidiary, Nelson Service Corporation ("NSC"), which has no operating activity other than to own stock in a third party service bureau.

        The Bank is primarily  engaged in  attracting  deposits from the general public and using those funds to originate real estate loans on one-to-four-family residences and to a lesser extent, residential construction, multi-family real estate and loans secured by savings deposits. In addition, the Bank holds interest bearing deposits in other financial institutions and invests in mortgage-backed securities and investment securities. The Bank offers its customers adjustable-rate mortgage loans as well as residential construction, multi-family real estate and loans secured by savings deposits. The Bank does not typically originate fixed-rate loans of any kind, relying instead on adjustable-rate loans that annually reprice. For its mortgage loan portfolio, the Bank originates and retains adjustable-rate loans and does not purchase or sell mortgage loans.

        The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF. The Bank is a member of and owns capital stock in the FHLB of Cincinnati, which is one of the 12 regional banks in the FHLB System.

        The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment and maturity of loans, and FHLB advances. Principal sources of income are interest on loans and principal expense is interest paid on deposits.

Market Area and Competition

        Nelson County, Kentucky is the Bank's primary market area. The local economy is economically diverse with a significant number of residents employed by a greeting card company, alcohol distillers, automotive parts factories, and other manufactures and government offices. Although the surrounding area is affected by agriculture, the Bank does not make loans secured by farm real estate or make farm operating loans.

        Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

        The Bank is one of five financial institutions serving its market area and must also compete with investment and mortgage bankers. The competition for deposit products comes from a savings association with a branch in the Bank's market area, local independent community banks, and credit unions. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and includes a savings association with a branch in the Bank's market area, two local banks, and mortgage bankers who serve the area with a field sales staff.

Lending Activities

        General. The Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans secured by one-to-four-family residences and, to a lesser extent, residential construction, multi-family real estate and loans secured by savings deposits. The Bank does not purchase or sell mortgage loans.

        Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:

                                                    June 30, 1995             June 30, 1996
                                              ------------------------  ------------------------
Type of Loan:                                        $            %             $            %
- ------------                                       -----        -----         -----        ---
                                                            (Dollars in Thousands)

Real estate loans:

  Construction (1).........................      $ 3,474       13.07%       $ 3,314       11.48%
  One-to-four-family  .....................       23,609       88.84         25,662       88.92
  Multi-family residential.................          153         .58            151         .52

  Non-residential..........................          257         .97            315        1.09
Consumer loans:
  Share loans..............................           75         .28             69         .24
                                                 -------      ------         ------      ------
Gross loans................................       27,568      103.74         29,511      102.25
Less:

  Loans in process.........................          884        3.32            481        1.67
  Net deferred loan origination fees and costs        10         .04              8         .03
  Allowance for loan losses................          100         .38            161         .55
                                                 -------    --------        -------    --------
Total loans, net...........................     $ 26,574      100.00%      $ 28,861      100.00%
                                                 =======      ======        =======      ======

- ----------------
(1) Consists only of loans secured by one-to-four-family residences

Average Balances, Interest, Yields and Rates

        The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. The table also presents information for the periods and at the date indicated with respect to the difference between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which savings institutions have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets. Net interest income is affected by the interest rate spread and by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

                                                                                        Year Ended June 30,
                                                            ------------------------------------------------------------------------
                                                                           1995                                    1996
                                                            -----------------------------------    ---------------------------------
                                                            Average                   Average      Average                  Average
                                                            Balance     Interest     Yield/Cost    Balance      Interest  Yield/Cost
                                                            -------     --------     ----------    -------      --------  ----------

Interest-earning assets:                                                              (Dollars in Thousands)

  Loans receivable (1)...................................     $26,002      $1,896       7.29%      $28,056       $2,245       8.00%
  Mortgage-backed securities.............................         223          28      12.58           164           20      12.28
  Short-term investments and other interest-earning assets (2)  1,534          83       5.40         4,494          230       5.12
  FHLB stock.............................................         372          24       6.35           397           28       6.96
                                                               ------       -----                   ------       ------

  Total interest-earning assets..........................      28,131      $2,031       7.22        33,111      $ 2,523       7.62
                                                                            =====                                ======
Non-interest-earning assets..............................       1,172                                1,232
                                                              -------                              -------
  Total assets...........................................     $29,303                              $34,343
                                                               ======                               ======

Interest-bearing liabilities:

  Deposits...............................................     $23,013     $   981       4.26       $23,073      $ 1,105       4.79
  Borrowings.............................................         492          27       5.43           217           17       8.13
                                                              -------     -------                  -------     --------
Total interest-bearing liabilities.......................      23,505     $ 1,008       4.29        23,290      $ 1,122       4.82
                                                                           ======                                ======


Non-interest-bearing liabilities.........................       1,256                                1,592
                                                               ------                               ------
  Total liabilities......................................      24,761                               24,882
Retained earnings........................................       4,542                                9,461
                                                              -------                               ------
  Total liabilities and retained earnings................     $29,303                              $34,343
                                                               ======                               ======

Net interest income......................................                  $1,023                               $ 1,401
                                                                            =====                                ======
Interest rate spread(3)..................................                               2.93                                  2.80
Net interest margin(4)...................................                               3.64                                  4.23
Average interest-earning assets as a percentage
  of average interest-bearing liabilities................                               119.68                              142.17


      (Footnotes on following page.)

- ---------------------------------
(1)     Average balances include non-accrual loans.
(2)     Includes interest-earning deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

        The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).


                                            Year Ended June 30,             Year Ended June 30,
                                    --------------------------------   ---------------------------------
                                              1994 vs. 1995                   1995 vs. 1996
                                    --------------------------------   ---------------------------------
                                            Increase (Decrease)              Increase (Decrease)
                                                  Due to                           Due to
                                    --------------------------------   ---------------------------------
                                                       Rate/                              Rate/
                                    Volume    Rate    Volume     Net   Volume    Rate    Volume     Net
                                    ------    ----    ------     ---   ------    ----    ------     ---
                                                         (Dollars in Thousands)

Interest income:
 Loans receivable ...............   $ 277    $ (78)   $ (14)   $ 185    $ 150    $ 185    $  14    $ 349
 Mortgage-backed securities .....     (17)    --          1      (16)      (7)      (1)    --         (8)
 Interest-earning assets ........     (72)      91      (55)     (36)     160       (4)      (9)     147
 FHLB stock .....................       1        5        1        7        2        2     --          4
                                    -----    -----    -----    -----    -----    -----    -----    -----
  Total .........................   $ 189    $  18    $ (67)   $ 140    $ 305    $ 182    $   5    $ 492
                                    =====    =====    =====    =====    =====    =====    =====    =====

Interest expense:
 Savings accounts ...............   $   4    $ 128    $   1    $ 133    $   3    $ 122    $  (1)   $ 124
 Other borrowings ...............    --       --         27       27      (15)      13       (8)     (10)
                                    -----    -----    -----    -----    -----    -----    -----    -----
   Total ........................   $   4    $ 128    $  28    $ 160    $ (12)   $ 135    $  (9)   $ 114
                                    =====    =====    =====    =====    =====    =====    =====    =====

Net change in net interest income   $ 185    $(110)   $ (95)   $ (20)   $ 317    $  47    $  14    $ 378
                                    =====    =====    =====    =====    =====    =====    =====    =====


Asset/Liability Management

        The Company monitors its interest rate risk, or sensitivity of its net interest income to changes in interest rates, since the level of such risk may affect certain aspects of its operating strategies. Net interest income is subject to volatility due to a mismatch in the timing of maturity or repricing of interest-earning assets and interest-bearing liabilities.

        During periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets (repricing periods on adjustable-rate loans affect the repricing of interest rate sensitive assets, with longer repricing periods delaying the repricing of such assets more than shorter repricing periods would delay the repricing of such assets), causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on funds. An increase in the cost of funds without a equivalent increase in the yield on funds would tend to reduce net interest income. However the Company feels it has implemented a strategy to partially offset the possibility of increasing rates by establishing a policy that substantially all loans carry a one-year adjustable rate. This helps to minimize the time period in which the Company is exposed to short-term interest rate risk. Also, currently the Company maintains liquidity levels in excess of requirements, which allows for alternative investments to improve interest rate sensitivity. The Company is planning to offer non-interest bearing demand deposits to its customers in the future which the Company believes will be beneficial to its interest spread and interest margin.

Loan Maturity Tables

        The following table sets forth the maturity of the Company's loan portfolio at June 30, 1996, based on contractual maturities, including schedule repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                           Due after
                            Due within     1 through      Due after
                               1 year        5 years       5 years         Total
                            -----------    ----------     ---------        -----
                                                (In Thousands)

Real estate:
  One-to-four family.....        $ 637         $ 796       $ 24,229       $ 25,662
  Construction...........           --            --          3,314          3,314
  Multi-family residential          --            --            151            151
  Non-residential........           25            26            264            315
Consumer.................           69            --             --             69
                                ------       -------        -------       --------
  Total..................      $   731       $   822       $ 27,958       $ 29,511
                                ======         =====         ======         ======

        The following table sets forth the dollar amount of all loans due after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                  Predetermined        Floating or
                                      Rates          Adjustable Rates
                                  -------------      ----------------
                                            (In Thousands)

Real estate one-to-four-family          $ 2,268             $ 22,757
Real estate construction......               --                3,314
Real estate multi-family......               --                  151
Non-residential...............               --                  290
Consumer......................               --                   --
                                          -----               ------
  Total.......................          $ 2,268             $ 26,512
                                          =====               ======


        One-to-Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one-to-four-family residential mortgage loans in amounts up to 85% of the lesser of the appraised value or selling price of the mortgaged property. To a very limited extent, the Bank may originate a mortgage loan in an amount up to 90% of the lesser of the appraised value or selling price of mortgaged property without requiring private mortgage insurance for the borrower. The Bank originates and retains adjustable-rate loans. The Bank ceased originating long term fixed-rate loans in 1979 although fixed-rate loans remain in the loan portfolio and the Bank may occasionally originate a shorter term fixed-rate loan to an existing borrower.

        The Bank requires for all adjustable rate mortgage loans that the borrower qualify at the fully indexed rate. The Bank's adjustable rate loans provide for periodic interest rate adjustments of 1% to 2% with a maximum adjustment over the term of the loan between 2% and 5%. Adjustable rate loans typically reprice every year, and provide for terms of up to 30 years with most loans having terms of between 20 and 25 years. The Bank does not originate loans with initial interest rates set below market rates ("teaser rates").

        The Bank offers adjustable-rate loans using a national average contract interest rate index, although other indices have been used in the past. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Bank to remain a portfolio lender. The Bank doe not charge origination fees. At June 30, 1996, the Bank did not service loans for others.

        Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank.

        Residential Construction Loans. Residential construction loans are made on one-to-four-family residential property to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a long term basis and are classified as construction/permanent loans, usually with no principal payments required during the first six months, after which the payments are set at an amount that will amortize over the terms of the loan. The maximum loan to value ratio is 85%. Because residential construction loans are not rewritten if permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's single family residential loans and may be amortized over terms of up to 30 years. At June 30, 1996, $3.3 million, or 11.48% of the loan portfolio consisted of residential construction loans.

        In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a 12 month period and may not require any interest or principal payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past 23 years has been that most speculative loans are repaired well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 85%.

        Construction lending is generally considered to involve a higher degree of credit risk that long-term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing the availability of comparable properties, and economic conditions.

        Non-Residential Loans. At June 30, 1996, the non-residential real estate portfolio consisted of one commercial real estate loan and several loans secured by unimproved real estate. Loans secured by unimproved real estate are originated in amounts up to 75% of the appraised value and are originated with terms of up to five years. Once repaid, single, family residences are often constructed on the lots securing these loans. The Bank has seldom originated commercial real estate loans and since the Conversion, it is the Bank's policy not to originate commercial real estate loans.

        Multi-Family Loans. The Bank also makes adjustable-rate multi-family loans, including loans on apartment complexes. Multi-family loans generally provide higher interest rates that can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one-to-four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units and commercial office, retail and warehouse space.

        Consumer Loans. These loans are only made when secured by a savings account in the Bank (share loans) and generally have rates that adjust with the rate on the underlying account and are typically between one and two percent above the rate on the underlying savings account. Share loans are offered subject to a 90% loan to collateral value limit. Although the Bank also makes home equity loans, these loans are secured by liens on primary residences and are categorized as single family residential loans.

        Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At June 30, 1996, the Bank has $300,000 of commitments to cover originations and $481,334 in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

        Loans to One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings associations are authorized to make loans to one borrower, for any purpose, in an amount of up to $500,000. The Bank's maximum loan-to-one borrower limit was approximately $1,230,000 at June 30, 1996.

        At June 30, 1996, the Bank's largest amount of loans to one borrower were all performing residential real estate loans aggregating $606,777, secured by single-family residential rental properties located in the Bank's market area.

Non-Performing and Problem Assets

        Loan Delinquencies. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loans becomes more than 90 days delinquent or when, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

        Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructing within the meaning of SFAS 15.

                                                          At June 30,
                                                    ---------------------
                                                    1995             1996
                                                    ----             ----

Loans accounted for on a non-accrual basis: (1)
  Real Estate:
  Construction.............................       $    --           $   704
  One-to-four-family.......................           212               646
  Non-residential..........................            --                --
                                                  -------           -------
    Total..................................       $   212           $ 1,350
                                                    =====           =======
Accruing loans which are contractually past due
 90 days or more:
  Real estate:
  Construction.............................       $    --           $    --
  One-to-four-family.......................            --                --
  Non-residential..........................            --                --
                                                  -------           -------
    Total..................................       $    --           $    --
                                                  =======           =======

    Total of nonaccrual and 90 days past due
      loans................................       $   212           $ 1,350
                                                  =======           =======

Percentage of net loans....................           .80%             4.68%
                                                  =======           =======
Percentage of total assets.................           .74%             3.87%
                                                  =======           =======
Other non-performing assets(2).............           .00%              .00%
                                                  =======           =======
Loans modified in troubled debt restructing       $    --           $    --
                                                  =======           =======


(1) Non-accrual status denotes loans on which are contractually past due 90 days or more. It is management's policy to place all loans past due 90 days in non-accrual status.
(2) Other non-performing assets represents property acquired by the Bank through foreclosure or repossession are accounted for as an in-substance foreclosure. This property is carried at the lower of its fair market value or net realizable value. At the dates indicated the Bank held no such assets.

        Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans were $16,439 for the year ended June 30, 1996. Amounts included in the Bank's interest income for the year ended June 30, 1996 was $61,000.

        Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

        At June 30, 1996, the Bank had $0 of assets classified as doubtful or loss, $704,000 of assets classified as substandard loans and $51,000 of assets classified as special mention loans.

        Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

        The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In- substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as legal and other extraordinary servicing costs involved with in substance foreclosures. The Bank had no foreclosed real estate at June 30, 1996.

        Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The Bank has not experienced any loan losses in the last several years, however, during the year ended June 30, 1996, the Bank provided $61,000 for loan losses as a result of an OTS recommendation during the regulatory examination process. The Bank was accruing interest income on delinquent construction loans and was not including these loans in the classification of loans on a monthly basis. The loan loss allowance at June 30, 1996 is equal to .55% of loans which the Bank feels is closer to the allowance maintained by other savings institutions in the Bank's region. At June 30, 1996, 94% of total loans were collateralized by one-to-four family dwellings on real estate located in the market area.

        The following tables sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                           Year Ended June 30,
                                                                           -------------------
                                                                          1995              1996
                                                                          ----              ----
                                                                               (In Thousands)

Balance at beginning of period................................         $    80          $    100
Loans charged off:
  Real estate -- one-to-four-family...........................              --                --
  Real estate -- construction.................................              --                --
  Non-residential.............................................              --                --
  Consumer (share loans)......................................              --                --
                                                                        ------            ------
Total charge-offs.............................................              --                --
                                                                        ------            ------

Recoveries:
  Real estate -- one-to-four-family...........................              --                --
  Real estate -- construction.................................              --                --
  Non-residential.............................................              --                --
  Consumer (share loans)......................................              --                --
                                                                        ------            ------
Total recoveries..............................................              --                --
                                                                        ------            ------

Net loans charged-off.........................................              --                --
Provision for loan losses.....................................              20                61
                                                                        ------            ------
Balance at end of period......................................         $   100           $   161
                                                                        ======            ======
Net charge-offs as a percentage of average
  loans outstanding during the period.........................              --%               --%


        The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The distribution of the Bank's allowance on losses at the dates indicated is summarized as follows:

                                                                     At June 30,
                                            ----------------------------------------------------------
                                                        1995                           1996
                                            ----------------------------  ----------------------------
                                                          % of Loans in                  % of Loans in
                                                          Each Category                  Each Category
                                              Amount     to Total Loans     Amount      to Total Loans
                                              ------     --------------     ------      --------------

Real estate:
  One-to-four-family.....................      $ 100          100.00%        $ 100               62.11%
  Construction...........................         --              --            61               37.89
  Multi-family residential...............         --              --            --                  --
  Non-Residential........................         --              --            --                  --
Consumer.................................         --              --            --                  --
                                               -----          ------         -----              ------
Total allowance for loan losses..........      $ 100          100.00%        $ 161              100.00%
                                               =====          ======         =====              ======



Mortgage-Backed Securities and Investment Activities

        General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At June 30, 1996, the Bank had an investment portfolio of approximately $5,523,195, consisting primarily of interest-earning accounts, as permitted by the OTS regulations.

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the Bank to classify all of its investments in debt and equity securities ("securities") into three categories. Debt securities which management has the positive intent and ability to hold until maturity are to be classified as held-to-maturity. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities. All other securities are to be classified as available-for-sale securities.

        Unrealized holding gains and losses for trading securities are to be included in earnings. Unrealized gains and losses for available-for-sale securities are to be excluded from earnings and reported net of income tax effect as a separate component of shareholders' equity until realized. Investments classified as held to maturity are to be accounted for at amortized cost. The Bank adopted SFAS No. 115 effective April 1, 1994, and designated its investment and mortgage-backed securities portfolio into the required three categories. As a result of SFAS No. 115, the Bank reviewed and classified its securities as held for investment.

        SFAS No. 115 requires the Bank to account for a portion of its holding of debt securities at market value (as opposed to amortized cost) and may result in greater volatility in its earnings and capital position. It also may discourage investment in longer term debt securities, which tend to have higher yields than short term debt securities, and hence reduce the earnings of the Bank. No securities can be moved from a particular category without Board approval.

        The market value of investments and mortgage-backed securities held to maturity at June 30, 1996, was $5,544,841. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Cincinnati. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

        The Revenue Reconciliation Act of 1993 added a Section 475 to the Internal Revenue Code. Section 475 is a mark-to-market tax provision that is different from SFAS No. 115. The term "securities" in the tax statute includes not just traditional debt and equity securities, but mortgages as well. Section 475 and the temporary regulations issued thereunder apply to "dealer" institutions that regularly buy or sell more than a nominal amount of securities in the ordinary course of a trade or business. Section 475 requires the Bank to identify securities held for sale within the meaning of the tax code and include unrealized gains or losses on related security transactions with its fiscal tax return. The tax reporting of unrealized gains and losses on securities held for sale as defined by Section 475 and the related regulations, if different from SFAS No. 115, is a temporary difference as defined under SFAS No. 109 and the recording of a related deferred tax liability or asset will not affect generally accepted accounting principles ("GAAP") basis net income. At June 30, 1996, the Bank did not have any investments subject to Section 475.

Interest-Earning Accounts

        At June 30, 1996, the Company held $4,967,748 in interest-earning demand deposits in other financial institutions, principally the FHLB of Cincinnati. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-Backed Securities

        To supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although the Bank has not used them as such) and, through repayments, as a source of liquidity.

        At June 30, 1996, the mortgage-backed securities portfolio had a market value of $164,993 and an amortized cost of $143,347. Because the entire portfolio is classified as held to maturity (the Bank had no mortgage-backed securities classified as available for sale at June 30, 1996), the portfolio is recorded at amortized cost.

        Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, GNMA, and FNMA.

        GNMA is a government agency within HUD which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Because GNMA was established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for this program. GNMA limits its maximum loan size to $114,000 for VA loans and, on average, $67,500 for FHA loans. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

        Investment Portfolio. The following table sets forth the carrying value of the Bank's short-term investments, FHLB stock, and mortgage-backed securities at the dates indicated.

                                                       At June 30,
                                                  ---------------------
                                                   1995           1996
                                                   ----           ----
                                                    (In Thousands)

Interest-earning deposits................         $ 994        $ 4,968
FHLB stock...............................           385            412
Mortgage-backed securities...............           182            143
                                                   ----           ----

      Total investments..................        $1,561         $5,523
                                                  =====          =====


        The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at June 30, 1996. The Bank's mortgage-backed securities are all issued by GNMA and mature in the year 2013. Expected maturities will differ from contractual maturities due to schedule repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The stated yield on mortgage-backed securities at June 30, 1996 was 11.5%. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                          At June 30, 1996
                                    ---------------------------------------------------------------
                                     More than Ten Years            Total Investment Portfolio
                                    ---------------------       -----------------------------------
                                    Carrying      Average       Carrying       Fair        Average
                                      Value        Yield          Value        Value        Yield
                                      -----        -----          -----        -----        -----

                                                          (Dollars in Thousands)

GNMA..........................         $143         11.5%          $143         $165        11.5%
                                        ===        ======           ===          ===        =====



Sources of Funds

        General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank had $0 in FHLB advances at June 30, 1996. During 1996, the Board increased its liquidity through its receipt of proceeds from the stock conversion.

        Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. As of June 30, 1996, the Bank had no brokered deposits.

        Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

                                                         Certificates
Maturity Period                                           of Deposit
- ---------------                                           ----------
                                                       (In Thousands)

Within three months...................                      $  404
Three through six months..............                         200
Six through twelve months.............                         382
Over twelve months....................                         500
                                                             -----
   Total..............................                      $1,486
                                                             =====


Borrowings

        The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.

The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1996, the Bank had no borrowings from the FHLB of Cincinnati,

Employees

        Substantially all of the activities of the Company are conducted through the Bank, therefore, at June 30, 1996, the Company did not have any salaried employees.

        As of June 30, 1996, the Bank had six full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group.

Regulation

        Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

        General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

        The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

        Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation).

        Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S.

Treasury or for any other reason deemed necessary by the FDIC.

        The Bank expects a one-time assessment of approximately 85 basis points on every $100 of deposits. If the assessment was applied to the Bank's deposits at June 30, 1996, the Bank would experience a one time cost of approximately $127,500, on an after-tax basis. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced. After recapitalization, it is expected that the SAIF and BIF premiums would initially be equal and therefore provide the Bank with reduced insurance premiums in the future. In addition, there are certain proposals that call for the conversion of the thrift charter into a bank charter. Were this to occur, the tax impact of elimination of the thrift charter could be significant if it resulted in recapture of existing bad debt reserves for income tax purposes in excess of those allowed for banks. As of June 30, 1996, bad debt reserves of the Bank for which no deferred or current tax liability had been accrued totalled approximately $1,174,000. However, management of the Bank is unable to predict whether these proposals will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Seattle. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1996, the Bank was in compliance with its QTL requirement with 98.45% of its assets invested in QTIs.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1996, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
- -------------------------------

(a)     Properties.

        Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 119 East Stephen Foster Avenue, Bardstown, Kentucky. The Bank owns this office facility. On February 1, 1996, the Bank leased land under a twenty year operating lease agreement. The lease includes options to extend the terms of the lease for an additional ten years. This land is to be the site of a new Bank location which is currently in the planning phase. It is estimated that construction will begin in fiscal year 1997 with construction and furniture and equipment costs of approximately $500,000.

(b)     Investment Policies.

        See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

        (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

        (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

        (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)     Description of Real Estate and Operating Data.

        Not Applicable.

Item 3. Legal Proceedings
- -------------------------

        There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------------------------------------------------------------------------------

        The information contained under the section captioned "Market Price of the Registrant's Common Stock" on page 2 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
- -------------------------------------------------------------------

        The  information  contained  in  the  section  captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 to 6 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
- ------------------------------

        The  Registrant's   financial   statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
- --------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

        The Company discontinued the engagement of Crisp Hughes & Co., LLP ("Crisp Hughes"), its independent auditors, and notified Crisp Hughes of its action on June 4, 1996. The Company's Board of Directors engaged Whelan, Doerr, Pike & Pawley as the Company's auditors for the year ended June 30, 1996. The determination to replace Crisp Hughes was approved by the full Board of Directors of the Company.

        The report of Crisp Hughes for the fiscal years ended June 30, 1994 and 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 1994 and 1995 and during the period from June 30, 1995 to June 4, 1996, there were no disagreements between the Company and Crisp Hughes concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item  9.  Directors  Executive  Officers,  of  Promoters  and  Control  Persons:
- --------------------------------------------------------------------------------
          Compliance with Section 16(b) of the Exchange Act.
          --------------------------------------------------

        The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement".

Item 10.  Executive Compensation
- --------------------------------

        The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

        (a)    Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (b)    Security Ownership of Management

               Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
- --------------------------------------------------------

        The  information  required  by  this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, Lists, and Reports on Form 8-K
- -------------------------------------------------

        (a)    The following documents are filed as a part of this report:

               1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending June 30, 1996 are incorporated herein by reference and also in Item 8 hereof.

        Report of Independent Auditors

        Consolidated Statements of Financial Condition as of June 30, 1995 and 1996.

        Consolidated Statements of Operations for the Years Ended June 30, 1994, 1995 and 1996.

        Consolidated Statements of Retained Earnings for the Years Ended June 30, 1994, 1995 and 1996.

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1995 and 1996.

        Notes to Consolidated Financial Statements.

               2. Other than as set forth below, Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

               3. The following exhibits are included in this Report or incorporated herein by reference:

               (a)    List of Exhibits:

                3(i)  Certificate of Incorporation of NCF Financial Corporation*

                3(ii) Bylaws of NCF Financial Corporation*

               10.1   Employment Agreement with A.E. Bowling

               10.2   1995 Stock Option Plan **

               10.3   Management Stock Bonus Plan and Trust Agreement **

               10.4   Supplemental Retirement Plan for A.E. Bowling

               10.5   Directors Consultation and Retirement Plan

               13 Annual Report to Stockholders for the fiscal year ended June 30, 1996

               21     Subsidiaries of the Registrant

               27     Financial Data Schedule

               (b) A Form 8-K was filed on June 19, 1996 and amended on July 5, 1996, regarding the Company's change of certified accountants.

- ---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-93614) declared effective by the SEC on August 14, 1995.
** Incorporated by reference to the proxy statement for the special meeting of stockholders on April 18, 1996 and filed with the SEC on March 5, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 27, 1996.

                                         NCF FINANCIAL CORPORATION

                                         By:/s/A.E. Bowling
                                            ------------------------------------
                                            A.E. Bowling
                                            President, Chairman of the Board and
                                              Director
                                            (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 27, 1996.



/s/A.E. Bowling                              /s/Danny R. Biggs
- ----------------------------------           -----------------------------------
A.E. Bowling                                 Danny R. Biggs
President, Chairman of the Board             Vice President
 and Director (Principal Financial and       (Principal Accounting Officer)
 Executive Officer)



/s/John S. Tharp
- ----------------------------------           -----------------------------------
John S. Tharp                                Ben T. Guthrie
Assistant Secretary and Director             Director
Robert C. Hurst                              Paul Barnes
Director                                     Director



/s/Robert C. Hurst                           /s/Paul Barnes
- ----------------------------------           -----------------------------------
Robert C. Hurst                              Paul Barnes
Director                                     Director



/s/Guthrie M. Wilson III
- ----------------------------------
Guthrie M. Wilson III
Director