Form 10QSB
period 1996-09-30
NCF FINANCIAL CORP /DE/
filed 1996-11-14
CIK 947807

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                         Commission File Number 0-26510

                            NCF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                                61-1285330
                --------                                ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
      incorporation or organization)

   119 E. Stephen Foster Avenue, Bardstown, Kentucky         40004
-------------------------------------------------------    ----------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (502) 348-9278
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  Yes          No
                              ---          ---


                      Class                      Outstanding
                      -----                      -----------

As of October 28, 1996, there were 770,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                               Bardstown, Kentucky

                                      Index

PART I.
-------

FINANCIAL INFORMATION                                                  Page(s)

Item I.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of June 30, 1996
 and September 30, 1996 ..............................................     3

Consolidated Statements of Income - (Unaudited) for the three
 month periods ended September 30, 1995 and 1996 .....................     4

Consolidated Statements of Stockholders' Equity (unaudited) ..........     5

Consolidated Statements of Cash Flows - (Unaudited) for the
 three months ended September 30, 1995 and 1996 ......................     6

Notes to Consolidated Financial Statements (Unaudited) ...............  7-11

Item 2.
Management's Discussion and Analysis of Financial Condition
 and Results of Operations ........................................... 12-14

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................    15

Item 2.  Changes in Securities .......................................    15

Item 3.  Defaults Upon Senior Securities .............................    15

Item 4.  Submission of Matters to a Vote of Security Holders .........    15

Item 5.  Other Information ...........................................    15

Item 6.  Exhibits and Reports on Form 8-K ............................    15

Signatures ...........................................................    16

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                          June 30,   September 30,
                                                            1996         1996
                                                          -------       -------
       Assets
       ------
Cash and due from banks                                   $   195       $   473
Interest-earning deposits                                   4,968         2,115
Loans receivable, net                                      28,861        28,459
Investment securities
 (market value - $-0- and $2,947)                            -            2,921
Mortgage-backed securities
 (market value - $165 and $162)                               143           139
Premises and equipment, net                                    51            47
Federal Home Loan Bank stock                                  412           419
Interest receivable                                           220           268
Deferred tax asset                                              4            68
Other                                                          51            43
                                                          -------       -------
      Total assets                                        $34,905       $34,952
                                                          =======       =======

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                  $22,741       $22,584
Accrued expenses and other liabilities                        247           298
FDIC special assessment accrual                              -              153
Income taxes payable:
  Current                                                     114            65
  Deferred                                                   -             -
                                                          -------       -------
      Total liabilities                                    23,102        23,100

Preferred stock ($.01 par value, 100,000 shares
 authorized; none issued and outstanding)                    -             -
Common stock ($.10 par value, 1,400,000 shares
 authorized; 770,500 shares issued and outstanding)            77            77
Additional paid-in capital                                  7,270         7,275
Retained earnings, substantially restricted                 4,918         4,942
Less unearned compensation:
  Employee stock ownership plan                              (462)         (442)
                                                          -------       -------

      Total stockholders' equity                           11,803        11,852
                                                          -------       -------

      Total liabilities and stockholders' equity          $34,905       $34,952
                                                          =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                                   (Unaudited)
                                 (in thousands)

                                                           Three Months Ended
                                                              September 30,
                                                          ---------------------
                                                           1995          1996
                                                          -------       -------

Interest income:
  Loans                                                    $544          $575
  Investment securities                                      -             26
  Mortgage-backed securities                                  5             4
  Interest-earning deposits                                  40            48
                                                           ----          ----
      Total interest income                                 589           653

Interest expense:
  Deposits                                                  289           269
  Federal Home Loan Bank advances                            18            -
                                                           ----          ----
      Total interest expense                                307           269

      Net interest income                                   282           384

Provision for loan losses                                     4             4
                                                           ----          ----
      Net interest income after provision
       for loan losses                                      278           380

Non-interest income:
  Loan fees and service charges                               6             6

Non-interest expenses:
  Compensation and employee benefits                         76           125
  Net occupancy expense                                       6             7
  Deposit insurance premiums                                 13           167
  Data processing                                            10            11
  State franchise and other taxes                             7            15
  Professional fees                                           3            19
  Other                                                      15            18
                                                           ----          ----
      Total non-interest expenses                           130           362
                                                           ----          ----
      Income before income taxes                            154            24

Income tax expense                                           56            -
                                                           ----          ----

      Net income                                           $ 98          $ 24
                                                           ====          ====

Net income per share                                        n/a          $.03
                                                           ====          ====

Cash dividend per share                                     n/a          $.00
                                                           ====          ====

The accompanying notes are an integral part of these consolidated financial statements.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY


                Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                                 (in thousands)

                                          Additional
                                   Common   Paid-in     Retained    Unearned
                                   Stock    Capital     Earnings  Compensation    Total
                                   -----    -------     --------  ------------    -----

Balance, June 30, 1995              $-       $ -         $4,636      $  -        $ 4,636

Net income                           -         -            398         -            398

Net proceeds from sale
 of common stock                     77       7,259        -          (500)        6,836

Fair value of shares committed
 to be released from ESOP plan       -           11        -            38            49

Cash dividend paid                   -         -           (116)        -           (116)
                                    ---      ------      ------      -----       -------

Balance, June 30, 1996               77       7,270       4,918       (462)       11,803

Net income three months ended
 September 30, 1996                  -         -             24       -               24

Fair value of shares committed
 to be released from ESOP plan       -            5        -            20            25
                                    ---      ------      ------      -----       -------

Balance, September 30, 1996         $77      $7,275      $4,942      $(442)      $11,852
                                    ===      ======      ======      =====       =======




The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                           1995       1996
                                                           ----       ----

Operating Activities:
  Net income                                              $    98    $    24
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                3          4
    Provision for loan losses                                   4          4
    Deferred income taxes (benefit)                          -           (64)
    FHLB dividends received in stock                           (7)        (7)
    Amortization of deferred loan origination fees, net      -          -
    Accretion of discounts on mortgage-backed securities     -          -
    (Decrease) increase in allowance for uncollectible
     interest                                                  (1)        14
    Increase in interest receivable                           (41)       (62)
    Decrease in other assets                                   20          8
    (Decrease) increase in accrued expenses and other
     liabilities                                              (10)       204
    Increase (decrease) in current income taxes payable        56        (49)
    ESOP plan expense                                        -            25
                                                          -------    -------
Net Cash Provided By Operating Activities                     122        101

Investing Activities:
  Principal payments on mortgage-backed securities              5          4
  Purchase of investment securities held-to-maturity         -        (2,921)
  Net (increase) decrease in loans originated              (1,052)       398
  Acquisition of premises and equipment                      -          -
                                                          -------    -------

Net Cash Used In Investing Activities                      (1,047)    (2,519)

Financing Activities:
  Net increase (decrease) in deposits                       9,060       (157)
  (Repayments) advances from FHLB                            (700)      -
  Stock conversion cost                                       (92)      -
                                                          -------    -------

Net Cash Provided By (Used In) Financing Activities         8,268       (157)
                                                          -------    -------

Increase (Decrease) In Cash and Cash Equivalents            7,343     (2,575)

Cash and Cash Equivalents, beginning of period              1,201      5,163
                                                          -------    -------

Cash and Cash Equivalents, end of period                  $ 8,544    $ 2,588
                                                          =======    =======
Supplemental Disclosures:
  Noncash investing and financing activities:
   Cash paid during the period for:
    Interest                                              $   236    $   311
                                                          =======    =======

    Income taxes                                          $   114    $  -
                                                          =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   NCF Financial Corporation
     -------------------------

     NCF Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Nelson County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company commenced on August 24, 1995, a Subscription Offering of its shares in connection with the conversion of the Association (the "Conversion"). At October 12, 1995, the Conversion was complete. The financial statements of the Association are presented on a consolidated basis with those of the Company. In July, 1996, the Association changed its name to Nelson County Federal Savings Bank (the "Bank").

     The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Nelson Service Corporation. The impact of Nelson Service Corporation (NSC) on the consolidated financial statements is insignificant. NSC has no operating activity other than to own stock in the third-party service bureau.

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended September 30, 1996 is not necessarily indicative of the results which may be expected for the entire year.

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three month period ended September 30, 1996 is based on the average number of shares outstanding throughout the period. No comparative amounts have been presented for the three month period ended September 30, 1995 because no shares were outstanding during that period. Unallocated ESOP shares are not considered as outstanding for this calculation.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4.   New Accounting Standards
     ------------------------

     The FASB has issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires, during an employee's active years of service, accrual of the expected costs of providing postretirement benefits, principally health care and life insurance, to employees and their beneficiaries and dependents. SFAS No. 106 is effective for fiscal years beginning after December 15, 1994. At September 30, 1996, the statement has no material impact on the consolidated financial statements.

     In November, 1992, FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires recognition of the obligations to provide postemployment benefits to former or inactive employees after employment, but before retirement. The effective date for this statement is for fiscal years beginning after December 15, 1993. At September 30, 1996, the statement has no material impact on the consolidated financial statements.

     In November, 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans." This statement is effective for fiscal years beginning after December 15, 1993. This statement changes the way employers report transactions with a leveraged employee stock ownership plan ("ESOP"). It requires, among other things, that: (1) for ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation cost equal to the fair value of the shares committed to be released, and (2) for earnings-per-share computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

     In November, 1995, the FASB's Emerging Issues Task Force (EITF) issued EITF D-47 concerning the accounting for special assessments of FDIC insurance premiums for SAIF member institutions. This opinion requires recognition of an accrual for the FDIC special assessment in the period when legislation was enacted to provide for such assessment. This opinion does not allow the charge to earnings to be recorded as an extraordinary item and should be recorded as a component of operating income. This opinion also requires deferred tax accounting if the timing of payment of the assessment is in a period different than that of the accrual. See further discussion in note 6 as to the impact on these financial statements.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


5.   Plan of Conversion
     ------------------

     On April 27, 1995, the Bank's Board of Directors formally approved a plan ("Plan") to convert from a federally-chartered mutual savings and loan to a federally-chartered stock savings and loan which was approved by the Bank's members on July 31, 1995. The Plan, which includes formation of a holding company, was approved by the Office of Thrift Supervision (OTS) and included the filing of a registration statement with the Securities and Exchange Commission.

     NCF  Financial  Corporation  was formed on June 19,  1995,  as the  holding company for Nelson County Federal Savings and Loan Association in connection with Association's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association ("Conversion").

     On October 12, 1995, the Company issued and sold 770,500 shares of common stock at $10 per share in its initial public offering, including 50,000 shares to the Bank's ESOP. The net proceeds to the Company after recognizing approximately $374,000 of expenses and underwriting costs and $500,000 of employee compensation plans were approximately $6.8 million.

     The Company used $3.7 million of the net proceeds to purchase all of the outstanding capital stock of the Bank and invested virtually all of the remaining proceeds in short-term investments (after loaning $500,000 to the Bank's ESOP).

     The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

     At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest consolidated balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6.   Deposit Insurance Premiums
     --------------------------

     The Bank currently pays an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to .23% of its total deposits as a member of the Savings Association Insurance Fund (SAIF). Effective January 1, 1996, the FDIC lowered the annual insurance premium for members of the Bank Insurance Fund (BIF) to $2,000 minimum. The disparity in insurance premiums between BIF and SAIF could create a competitive disadvantage for SAIF members by enabling BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits.

     In order to allow SAIF members to enjoy the same premium levels as BIF members, legislation was enacted on September 30, 1996. This legislation requires a special one-time premium assessment of 65.7 cents per $100 of deposits. Under FASB EITF D-47, the Company has established an accrual at September 30, 1996 of approximately $153,000 and has recorded this charge to normal operating expense. This charge to earnings is offset by approximately $52,000 in deferred tax benefits from the timing of payment of the special assessment which is anticipated to take place in the quarter ended December 31, 1996.

     Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 70%. In addition, there is certain legislation that allows for the conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could have resulted in recapture of existing bad debt reserves for income tax purposes in excess of those allowed for banks. However, this potential tax implication has generally been eliminated.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


7.   Employee Stock Ownership Plan (ESOP)
     ------------------------------------

     The Bank has established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $500,000 from the Holding Company and purchased 50,000 common shares issued in the offering. The Bank is expected to make scheduled cash contributions to the ESOP sufficient to service the amount borrowed. The $500,000 in stock issued by the Holding Company is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. In accordance with GAAP, the unpaid balance of the ESOP loan has been eliminated in consolidation and the unamortized balance of unearned compensation is shown as a deduction of stockholders' equity.

     For the three months ending September 30, 1996, compensation from the ESOP of approximately $25,105 was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At September 30, 1996, the ESOP had approximately 5,750 allocated shares and 44,250 unallocated shares. The fair value of the unallocated shares at September 30, 1996, was approximately $591,844.

     The Plan administrators will determine whether dividends on allocated and unallocated shares will be used for debt service. Any allocated dividends used will be replaced with common stock of equal value. For the purpose of computing earnings per share, all ESOP shares committed to be released have been considered outstanding.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include NCF Financial Corporation and/or Nelson County Federal Savings Bank, as appropriate.

Comparison of Financial Condition at June 30, 1996 and September 30, 1996

Total consolidated assets of the Company at September 30, 1996 remained consistent with a small increase of approximately $47,000 since June 30, 1996. Total consolidated assets were approximately $34.95 million and $34.9 million at September 30, 1996 and June 30, 1996, respectively.

The primary change in the balance sheet is the Company's efforts to maximize interest earnings on liquid assets by repositioning interest-earning deposits into Investment Securities consisting of FHLB Discount Notes of approximately $3 million. The Company also experienced some prepayment of mortgage loans which resulted in a decline in Loans Receivable of approximately $402,000 from June 30, 1996 to September 30, 1996.

There was a decrease in deposits of approximately $157,000 or .7% from $22,741,000 at June 30, 1996 to $22,584,000 at September 30, 1996. Although this is only a small decline due to normal customer balance maintenance, management is looking at expanding customer account services to provide future deposit growth. Included in total liabilities is an accrual for the FDIC special assessment of approximately $153,000 which is recorded at September 30, 1996 under the guidance of FASB's Emerging Issues Task Force (EITF D-47, November
1995).

Comparison of Results of Operations for the Three Months Ended September 30, 1995 and 1996

Net Income. Net income decreased $74,000 for the three months ended September 30, 1996 when compared to the same period for September 30, 1995. However, this decrease is primarily attributed to the accrual for the FDIC special assessment of approximately $101,000 (net of tax). Without this special assessment accrual, net income would have increased by approximately $27,000 or 27.5% for the three month period as compared to last year. Net income of $24,000 for the three months ended September 30, 1996 resulted in earnings per share of .03 cents.

Net Interest Income. Net interest income increased $102,000 or 36.7% from $282,000 for the three months ended September 30, 1995 to $384,000 for the three months ended September 30, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Bank of $1.9 million or 19.31% for the three months ended September 30, 1996 as compared to 1995, enhanced by an increase in the interest rate spread from 2.8% for the three months ended September 30, 1995 to 2.85% for the three months ended September 30, 1996. One of the factors contributing to the increase in the interest rate spread is the repayment of FHLB advances.

Interest Income. Total interest income increased $64,000 from $589,000 for the three months ended September 30, 1995 to $653,000 for the three months ended September 30, 1996. Interest on loans increased $31,000 or 5.7%. An increase of $26,000 was attributable to a 2% rise in the average balance of loans outstanding and $5,000 of the increase was due to the average yield on the loan portfolio increasing from 8.00% during the three months ended September 30, 1995 to 8.03% during the three months ended September 30, 1996.

Interest income on mortgage-backed securities decreased $1,000 from $5,000 for the three months ended September 30, 1995 to $4,000 for the three months ended September 30, 1996. This decrease was solely due to the principal repayments on the existing portfolio.

Interest income from other interest-earning assets increased $34,000 from $40,000 for the three months ended September 30, 1995 to $74,000 for the three months ended September 30, 1996. The average balance of other interest-earning assets for the Bank increased $609,000 or 12.5% for the three months ended September 30, 1996. In addition, the average yield continued to increase for the three months ended September 30, 1996 from 5.27% to 5.38% which in combination with the volume increase resulted in the overall increase.

Interest Expense. Interest expense decreased $38,000 from $307,000 for the three months ended September 30, 1995 to $269,000 for the three months ended September 30, 1996. The decrease for the three months ended September 30, 1996 was the result of a $18,000 decrease in interest on advances that were outstanding in 1995 but not in 1996. Between the three months ended September 30, 1995 and three months ended September 30, 1996, the average balance of deposits decreased by $743,000, and average rates decreased from 4.82% to 4.78%. Both of these factors attributed to the decrease in interest expense.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1995 was $4,000 compared to $4,000 for the three months ended September 30, 1996. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Fee income and other service charges of $6,000 for the three months ended September 30, 1995 remained relatively stable when compared to the three months ended September 30, 1996.

Non-Interest Expense. Non-interest expense increased by $232,000 from $130,000 for the three months ending September 30, 1995 to $362,000 for 1996. These increases are the direct result of the special one-time FDIC assessment accrual, additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and increased compensation from the recognition of the Directors Consultation and Retirement Plan (Directors Plan) agreement. During the three month period ended September 30, 1996, the Company recognized a $153,000 expense accrual for the FDIC special assessment. During the three month period ending September 30, 1996, the Company recognized $25,000 of compensation expense related to the Employee Stock Ownership Plan. During the three month period ending September 30, 1996, the Company recognized approximately $22,000 of compensation expense related to the Directors Plan agreement. Other non-interest expense items remained relatively stable with minor percentage changes.

Income Taxes. The effective tax rate for the three months ending September 30, 1995 was approximately 34%. For the three month period ending September 30, 1996, cuent income tax provisions of $52,000 were offset by the recording of a deferred tax benefit of $52,000 as a result of the timing of payment of the FDIC special assessment.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At September 30, 1996, there were no material commitments for capital expenditures, however, the construction of a new bank location is in the planning phase with an anticipated cost of approximately $500,000. Management has no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

Part II
                                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits:  Exhibit 27 (financial data schedule)

          (b) Reports on Form 8-K: On July 5, 1996, the Company filed Amendment Number 1 to a Form 8-K (items 5 and 7) concerning the change in accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NCF FINANCIAL CORPORATION

Date:   November 11, 1996                     By /s/ Dan R. Biggs
        -----------------                        -------------------------------
                                                 Dan R. Biggs
                                                 (Vice President and Principal
                                                  Financial Officer and duly
                                                  authorized representative)