Form 10QSB
period 1996-12-31
NCF FINANCIAL CORP /DE/
filed 1997-02-14
CIK 947807

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________  to ____________


                         Commission File Number 0-26510

                            NCF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Delaware                                            61-1285330
-------------------------------                         ----------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)


   119 E. Stephen Foster Avenue, Bardstown, Kentucky          40004
----------------------------------------------------       ----------
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

                                        X  Yes          No
                                      ----


            Class                      Outstanding
            -----                      -----------


     As of January 21, 1997, there were 770,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                              Bardstown, Kentucky

                                     Index


PART I.

FINANCIAL INFORMATION                                                  Page(s)

Item I.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of June 30, 1996
 and December 31, 1996 ...............................................     3

Consolidated Statements of Income - (Unaudited) for the three month periods ended December 31, 1995 and 1996 and six
 month periods ended December 31, 1995 and 1996 ......................     4

Consolidated Statements of Stockholders' Equity (Unaudited) ..........     5

Consolidated Statements of Cash Flows - (Unaudited) for the
 six months ended December 31, 1995 and 1996 .........................     6

Notes to Consolidated Financial Statements (Unaudited) ...............  7-11

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

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)




                                                          June 30,  December 31,
                                                            1996       1996
                                                          --------  ------------
       Assets
       ------

Cash and due from banks                                   $   195     $   192
Interest-earning deposits                                   4,968       2,403
Loans receivable, net                                      28,861      27,882
Investment securities
 (market value - $-0- and $2,987)                               -       2,921
Mortgage-backed securities
 (market value - $165 and $161)                               143         138
Premises and equipment, net                                    51          95
Federal Home Loan Bank stock                                  412         427
Interest receivable                                           220         299
Deferred tax asset                                              4          16
Prepaid income tax                                              -          36
Other                                                          51          20
                                                          -------     -------
      Total assets                                        $34,905     $34,429
                                                          =======     =======

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                  $22,741     $22,363
Accrued expenses and other liabilities                        247         198
Income taxes payable                                          114           -
                                                          -------     -------
      Total liabilities                                    23,102      22,561

Preferred stock ($.01 par value, 100,000 shares
 authorized; none issued and outstanding)                       -           -
Common stock ($.10 par value, 1,400,000 shares
 authorized; 770,500 shares issued and outstanding)            77          77
Additional paid-in capital                                  7,270       7,278
Retained earnings, substantially restricted                 4,918       4,950
Less unearned compensation:
  Employee stock ownership plan                              (462)       (437)
                                                          -------     -------
      Total stockholders' equity                           11,803      11,868
                                                          -------     -------
      Total liabilities and stockholders' equity          $34,905     $34,429
                                                          =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                                 (in thousands)

                                               Three Months Ended       Six Months Ended
                                                  December 31,            December 31,
                                               ------------------       ----------------
                                               1995          1996        1995      1996
                                               ----          ----       -----      ----
Interest income:
  Loans                                        $562          $571       $1,106    $1,146
  Investment securities                           -            40            -        66
  Mortgage-backed securities                      6             4           11         8
  Interest-earning deposits                      75            38          115        86
                                               ----          ----       ------    ------

      Total interest income                     643           653        1,232     1,306

Interest expense:
  Deposits                                      277           264          566       533
  Federal Home Loan Bank advances                 -             -           18         -
                                               ----          ----       ------    ------

      Total interest expense                    277           264          584       533
                                               ----          ----       ------    ------

      Net interest income                       366           389          648       773

Provision for loan losses                         4             4            8         8
                                               ----          ----       ------    ------

      Net interest income after provision
       for loan losses                          362           385          640       765

Non-interest income:
  Loan fees and service charges                   5             6           11        12

Non-interest expenses:
  Compensation and employee benefits            102           111          178       236
  Net occupancy expense                           5             7           11        14
  Deposit insurance premiums                     12            14           25       181
  Data processing                                 8             8           18        19
  State franchise and other taxes                 7            14           14        29
  Professional fees                              16            17           19        36
  Other                                          17            22           32        40
                                               ----          ----       ------    ------

      Total non-interest expenses               167           193          297       555
                                               ----          ----       ------    ------

      Income before income taxes                200           198          354       222

Income tax expense                               68            82          124        82
                                               ----          ----       ------    ------

      Net income                               $132          $116       $  230    $  140
                                               ====          ====       ======    ======

Net income per share                           $.18          $.16       $  .32    $  .19
                                               ====          ====       ======    ======

Cash dividend per share                        $.00          $.15       $  .00    $  .15
                                               ====          ====       ======    ======


The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY


                Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                                 (in thousands)



                                              Additional
                                    Common      Paid-in     Retained       Unearned
                                    Stock       Capital     Earnings     Compensation     Total
                                    ------    ----------    --------     ------------     -----

Balance, June 30, 1995              $   -       $    -      $4,636       $    -          $ 4,636

Net income                              -            -         398            -              398

Net proceeds from sale
 of common stock                       77        7,259           -         (500)           6,836

Fair value of shares committed
 to be released from ESOP plan          -           11           -           38               49

Cash dividend paid                      -            -        (116)           -             (116)
                                    -----       ------      ------       ------          -------

Balance, June 30, 1996                 77        7,270       4,918         (462)          11,803

Net income six months ended
 December 31, 1996                      -            -         140            -              140

Fair value of shares committed
 to be released from ESOP plan          -            8           -           25               33

Cash dividend paid                      -            -        (108)           -             (108)
                                    -----       ------      ------       ------          -------

Balance, December 31, 1996          $  77       $7,278      $4,950       $ (437)         $11,868
                                    =====       ======      ======       ======          =======




The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                              December 31,
                                                            ----------------
                                                            1995       1996
                                                            ----       -----
Operating Activities:
  Net income                                              $   230    $   140
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                7          7
    Provision for loan losses                                   8          8
    Deferred income taxes (benefit)                             -        (12)
    FHLB dividends received in stock                          (13)       (14)
    Amortization of deferred loan origination fees, net         -          -
    Accretion of discounts on mortgage-backed securities        -          -
    Increase in allowance for uncollectible interest            6         55
    Increase in interest receivable                           (73)      (134)
    Decrease in other assets                                   48         31
    Decrease in accrued expenses and other liabilities       (124)       (49)
    Increase (decrease) in current income taxes payable        51       (150)
    ESOP plan expense                                          16         41
                                                          -------    -------

Net Cash Provided By (Used In) Operating Activities           156        (77)

Investing Activities:
  Principal payments on mortgage-backed securities             13          5
  Purchase of investment securities held-to-maturity            -     (2,921)
  Net (increase) decrease in loans originated              (1,883)       971
  Acquisition of premises and equipment                         -        (52)
                                                          -------    -------

Net Cash Used In Investing Activities                      (1,870)    (1,997)

Financing Activities:
  Net decrease in deposits                                 (1,391)      (378)
  Repayments of FHLB advances                                (700)         -
  Stock conversion cost                                      (239)         -
  Common stock issued                                       7,705          -
  ESOP loan                                                  (500)         -
  Dividends paid                                                -       (116)
                                                          -------    -------
Net Cash Provided By (Used In) Financing Activities         4,875       (494)
                                                          -------    -------

Increase (Decrease) In Cash and Cash Equivalents            3,161     (2,568)

Cash and Cash Equivalents, beginning of period              1,201      5,163
                                                          -------    -------

Cash and Cash Equivalents, end of period                  $ 4,362    $ 2,595
                                                          =======    =======

Supplemental Disclosures:
  Noncash investing and financing activities:
   Cash paid during the period for:
    Interest                                              $   695    $   614
                                                          =======    =======

    Income taxes                                          $    72    $   244
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


2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three and six month periods ended December 31, 1996 is not necessarily indicative of the results which may be expected for the entire year.

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three and six month periods ended December 31, 1995 and 1996 are based on the average number of shares outstanding throughout the period, except that the initial issue of common stock has been given an effective date of October 12, 1995. Unallocated ESOP shares are not considered as outstanding for this calculation.

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

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement must be adopted on a prospective basis by July 1, 1996. SFAS 123 encourages, but does not require, the adoption of a fair value method of accounting for employee stock-based compensation transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements proforma net income and earnings per share as if the new method of accounting had been applied. Management has elected to continue to account for employee stock-based compensation transactions under APB Opinion No. 25 and will disclose the proforma data required by SFAS 123. Management has determined that SFAS 123 will not have a material effect on the consolidated financial statements.

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

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


6.   Deposit Insurance Premiums
     --------------------------

     Prior to September 30, 1996, the Bank paid an insurance premium to the Federal Deposit Insurance Corporation (FDIC) equal to at least .23% of its total deposits as a member of the Savings Association Insurance Fund
     (SAIF). Effective January 1, 1996, the FDIC lowered the annual insurance premium for members of the Bank Insurance Fund (BIF) to $2,000 minimum. The disparity in insurance premiums between BIF and SAIF created a competitive disadvantage for SAIF members by enabling BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could have resulted in the Bank losing deposits to BIF members who had a lower cost of funds and were therefore able to pay higher rates of interest on deposits. Although the Bank had other sources of funds, these other sources may have had higher costs than those of deposits.

     In order to allow SAIF members to enjoy the same premium levels as BIF members, legislation was enacted on September 30, 1996. This legislation required a special one-time premium assessment of 65.7 cents per $100 of deposits. Under FASB EITF D-47, the Company has incurred an assessment of approximately $153,000 and has recorded this charge to normal operating expense during the quarter ended September 30, 1996. This charge to earnings was offset by approximately $52,000 in tax benefits.

     Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 70%. In addition, there is certain legislation that allows for the conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could have resulted in recapture of existing bad debt reserves for income tax purposes in excess of those allowed for banks. However, this potential tax implication has generally been eliminated. As a result of this legislation, the Bank is currently filing applications to obtain a commercial state bank charter, however, final approval has not been received.

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

     For the three and six months ending December 31, 1996, compensation from the ESOP of approximately $25,105 and $33,862, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At December 31, 1996, the ESOP had approximately 6,250 allocated shares and 43,750 unallocated shares. The fair value of the unallocated shares at December 31, 1996, was approximately $639,844.

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

Comparison of Financial Condition at June 30, 1996 and December 31, 1996

Total consolidated assets of the Company at December 31, 1996 have decreased by approximately $476,000 since June 30, 1996. Total consolidated assets were approximately $34.4 million and $34.9 million at December 31, 1996 and June 30, 1996, respectively.

The primary change in the balance sheet is the Company's efforts to maximize interest earnings on liquid assets by repositioning interest-earning deposits into Investment Securities consisting of FHLB Discount Notes of approximately $3 million. The Company also experienced some prepayment of mortgage loans which resulted in a decline in Loans Receivable of approximately $979,000 from June 30, 1996 to December 31, 1996.

There was a decrease in deposits of approximately $378,000 or 1.7% from $22,741,000 at June 30, 1996 to $22,363,000 at December 31, 1996. Although this is only a small decline due to normal customer balance maintenance, management is looking at expanding customer account services to provide future deposit growth.

Comparison of Results of Operations for the Three Months Ended December 31, 1995 and 1996 and the Six Months Ended December 31, 1995 and 1996

Net Income. Net income decreased $16,000 from $132,000 for the three months ended December 31, 1995 to $116,000 for the three months ended December 31, 1996 primarily because of increases in non-interest expense. Net income decreased $90,000 for the six months ended December 31, 1996 when compared to the same period for December 31, 1995. However, this decrease for the six month period is primarily attributed to the payment of the FDIC special assessment of approximately $101,000 (net of tax). Without this special assessment accrual, net income would have increased by approximately $11,000 or 4.78% for the six month period as compared to last year. Net income of $140,000 for the six months ended December 31, 1996 resulted in earnings per share of .19 cents.

Net Interest Income. Net interest income increased $23,000 or 6.3% from $366,000 for the three months ended December 31, 1995 to $389,000 for the three months ended December 31, 1996. Net interest income increased $125,000 or 19.29% from $648,000 for the six months ended December 31, 1995 to $773,000 for the six months ended December 31, 1996. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Bank of $1.9 million or 18.9% for the six months ended December 31, 1996 as compared to 1995, enhanced by an increase in the interest rate spread from 2.8% for the six months ended December 31, 1995 to 2.91% for the six months ended December 31, 1996. One of the factors contributing to the increase in the interest rate spread is the repayment of FHLB advances.

Interest Income. Total interest income increased $10,000 from $643,000 for the three months ended December 31, 1995 to $653,000 for the three months ended December 31, 1996. Interest on loans increased $9,000. Total interest income increased $74,000 from $1,232,000 for the six months ended December 31, 1995 to $1,306,000 for the six months ended December 31, 1996. Interest on loans increased $40,000 or 3.6%. An increase of $28,000 was attributable to a 1.3% rise in the average balance of loans outstanding and $12,000 of the increase was due to the average yield on the loan portfolio increasing from 8.00% during the six months ended December 31, 1995 to 8.06% during the six months ended December 31, 1996.

Interest income on mortgage-backed securities decreased by $2,000 for the three months ended December 31, 1996 when compared to the same period for December 31, 1995. Interest income on mortgage-backed securities decreased $3,000 from $11,000 for the six months ended December 31, 1995 to $8,000 for the six months ended December 31, 1996. This decrease was solely due to the principal repayments on the existing portfolio.

Interest income from other interest-earning assets remained substantially level for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Interest income from other interest-earning assets increased $37,000 from $115,000 for the six months ended December 31, 1995 to $152,000 for the six months ended December 31, 1996. The average balance of other interest-earning assets for the Bank increased $618,000 or 12.6% for the six months ended December 31, 1996. In addition, the average yield continued to increase for the six months ended December 31, 1996 from 5.27% to 5.51% which in combination with the volume increase resulted in the overall increase.

Interest Expense. Interest expense decreased $13,000 from $277,000 for the three months ended December 31, 1995 to $264,000 for the three months ended December 31, 1996. Interest expense decreased $51,000 from $584,000 for the six months ended December 31, 1995 to $533,000 for the six months ended December 31, 1996. The decrease for the six months ended December 31, 1996 was the result of a $18,000 decrease in interest on advances that were outstanding in 1995 but not in 1996. Between the six months ended December 31, 1995 and six months ended December 31, 1996, the average balance of deposits decreased by $905,000, and average rates decreased from 4.82% to 4.76%. Both of these factors attributed to the decrease in interest expense.

Provision for Loan Losses. The provision for loan losses for the three months and six months ended December 31, 1995 was $4,000 and $8,000, respectively, and was the same for the three months and six months ended December 31, 1996. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Fee income and other service charges of $6,000 and $12,000, respectively, for the three months and six months ended December 31, 1996 remained relatively stable when compared to the three months and six months ended December 31, 1995.

Non-Interest Expense. Non-interest expense increased by $26,000 from $167,000 for the three months ended December 31, 1995 to $193,000 for the three months ended December 31, 1996. Non-interest expense increased by $258,000 from $297,000 for the six months ending December 31, 1995 to $555,000 for the six months ended December 31, 1996. These increases are the direct result of the special one-time FDIC assessment accrual, additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value and increased compensation from the recognition of the Directors Consultation and Retirement Plan (Directors Plan) agreement. During the six month period ended December 31, 1996, the Company recognized a $153,000 expense accrual for the FDIC special assessment. During the six month period ending December 31, 1996, the Company recognized $34,000 of compensation expense related to the Employee Stock Ownership Plan compared to $16,000 of compensation expense for the six months ended December 31, 1995. During the six month period ending December 31, 1996, the Company recognized approximately $43,000 of compensation expense related to the Directors Plan agreement. Other non-interest expense items remained relatively stable with minor percentage changes.

Income Taxes. The effective tax rate for the three months ending December 31, 1995 and 1996 and the six months ending December 31, 1996 and 1995 was approximately 34%. Since there are no state income taxes imposed on the Bank, the effective tax rate remained at approximately the statutory percentage.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At December 31, 1996, the Bank has a commitment for the construction of a new bank location with an anticipated cost of approximately $500,000. The Bank has applied to convert its charter to that of a commercial bank chartered by the Commonwealth of Kentucky. The Company expects to apply to the Board of Governors of the Federal Reserve System ("FRB") for authority to act as a bank holding company. Although no assurances can be given, it is expected that these events will occur during 1997 and, if they occur, each of the Bank and the Company will be subject to capital and other requirements imposed by these regulators as well as by the FDIC. Currently, the Company is primarily regulated by the Office of Thrift Supervision ("OTS") and, to a lesser extent, the FDIC and is not required to maintain any capital levels. The Bank is currently subject to regulation primarily by the Office of Thrift Supervision and the FDIC. Following these events, the Company will be regulated primarily by the FRB and, to a lesser extent, the FDIC and the Bank will be primarily regulated by the Commonwealth of Kentucky and the FDIC. However, it is not expected that the change in regulators or the imposition of new capital requirements will have a material adverse impact on the liquidity or capital resources of the Company or the Bank. Management also does not believe, based on its discussion with these regulators, that the change in regulators will have a material adverse impact on the operations of the Company or the Bank. Management has no knowledge of any other trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

Part II

                                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At
          December 31, 1996, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

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

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NCF FINANCIAL CORPORATION


Date:   February 12, 1997                     By /s/ Dan R. Biggs
        -----------------                        ----------------
                                                 Dan R. Biggs
                                                 (Vice President and Principal
                                                  Financial Officer and duly
                                                  authorized representative)