Form 10QSB
period 1997-03-31
NCF FINANCIAL CORP /DE/
filed 1997-05-15
CIK 947807

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           --------------------------
                                   FORM 10-QSB

[X]  QUARTERLY   REPORT   PURSUANT   TO  SECTION  13  OR  15   (d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997


[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13  OR  15   (d)   OF   THE
     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from            to
                                    ----------    -----------

                         Commission File Number 0-26510

                            NCF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                Delaware                                     61-1285330
---------------------------------          ------------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


   119 E. Stephen Foster Avenue, Bardstown, Kentucky           40004
----------------------------------------------------      --------------
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

                                            X   Yes            No
                                          -----         ------

             Class                        Outstanding
             -----                        -----------


     As of May 5, 1997, there were 770,500 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                              Bardstown, Kentucky

                                     Index


PART I.
-------

FINANCIAL INFORMATION                                                    Page(s)
                                                                         -------
Item I.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of June 30, 1996
 and March 31, 1997 ..................................................     3

Consolidated Statements of Income - (Unaudited) for the three month periods ended March 31, 1996 and 1997 and nine month
 periods ended March 31, 1996 and 1997 ...............................     4

Consolidated Statements of Stockholders' Equity (Unaudited) ..........     5

Consolidated Statements of Cash Flows - (Unaudited) for the
 nine months ended March 31, 1996 and 1997 ...........................     6

Notes to Consolidated Financial Statements (Unaudited) ...............  7-11

Item 2.
Management's Discussion and Analysis of Financial Condition
 and Results of Operations ........................................... 12-15

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................    16

Item 2.  Changes in Securities .......................................    16

Item 3.  Defaults Upon Senior Securities .............................    16

Item 4.  Submission of Matters to a Vote of Security Holders .........    16

Item 5.  Other Information ...........................................    16

Item 6.  Exhibits and Reports on Form 8-K ............................    16

Signatures ...........................................................    17

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets
                                  (Unaudited)
                                 (in thousands)

                                                          June 30,     March 31,
                                                           1996          1997
                                                           ----          ----
       Assets
       ------

Cash and due from banks                                   $   195       $   129
Interest-earning deposits                                   4,968         5,077
Loans receivable, net                                      28,861        27,956
Mortgage-backed securities
 (market value - $165 and $154)                               143           133
Premises and equipment, net                                    51           353
Federal Home Loan Bank stock                                  412           434
Interest receivable                                           220           202
Deferred tax asset                                              4            16
Prepaid income tax                                           -               20
Other                                                          51            37
                                                          -------       -------
      Total assets                                        $34,905       $34,357
                                                          =======       =======

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                  $22,741       $22,091
Accrued expenses and other liabilities                        247           263
Income taxes payable                                          114          -
                                                          -------       -------

      Total liabilities                                    23,102        22,354

Preferred stock ($.01 par value, 100,000 shares
 authorized; none issued and outstanding)                    -             -
Common stock ($.10 par value, 1,400,000 shares
 authorized; 770,500 shares issued and outstanding)            77            77
Additional paid-in capital                                  7,270         7,284
Retained earnings, substantially restricted                 4,918         5,067
Less unearned compensation:
  Employee stock ownership plan                              (462)         (425)
                                                          -------       -------

      Total stockholders' equity                           11,803        12,003
                                                          -------       -------

      Total liabilities and stockholders' equity          $34,905       $34,357
                                                          =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                           NCF FINANCIAL CORPORATION
                                AND SUBSIDIARY

                       Consolidated Statements of Income
                                  (Unaudited)
                                 (in thousands)


                                              Three Months Ended       Nine Months Ended
                                                    March 31,               March 31,
                                              ---------------------    ---------------------
                                                1996         1997         1996       1997
                                                ----         ----         ----       ----
Interest income:
  Loans                                        $567          $509       $1,673     $1,655
  Investment securities                          -             13         -            79
  Mortgage-backed securities                      5             4           16         12
  Interest-earning deposits                      69            66          184        152
                                               ----          ----       ------     ------
      Total interest income                     641           592        1,873      1,898

Interest expense:
  Deposits                                      268           254          834        787
  Federal Home Loan Bank advances                 -             -           18          -
                                               ----          ----       ------     ------

      Total interest expense                    268           254          852        787
                                               ----          ----       ------     ------

      Net interest income                       373           338        1,021      1,111

Provision for loan losses                         4             4           12         12
                                               ----          ----       ------     ------

      Net interest income after provision
       for loan losses                          369           334        1,009      1,099

Non-interest income:
  Loan fees and service charges                   5             4           16         16

Non-interest expenses:
  Compensation and employee benefits            186           118          364        354
  Net occupancy expense                           6             9           17         23
  Deposit insurance premiums                     20             2           45        183
  Data processing                                 9            10           27         29
  State franchise and other taxes                 7             1           21         30
  Professional fees                               7            11           26         47
  Other                                          16            21           48         61
                                               ----          ----       ------     ------

      Total non-interest expenses               251           172          548        727
                                               ----          ----       ------     ------

      Income before income taxes                123           166          477        388

Income tax expense                               39            49          163        131
                                               ----          ----       ------     ------

      Net income                               $ 84          $117       $  314     $  257
                                               ====          ====       ======     ======

Net income per share                           $.12          $.14       $  .43     $  .33
                                               ====          ====       ======     ======

Cash dividend per share                        $.00          $.00       $  .00     $  .15
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

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                                 (in thousands)



                                            Additional
                                   Common     Paid-in    Retained    Unearned
                                    Stock     Capital    Earnings    Compensation   Total
                                    -----     -------    --------    ------------   -----

Balance, July 1, 1995               $-       $ -         $4,636      $  -        $ 4,636

Net income                           -         -            398         -            398

Net proceeds from sale
 of common stock                     77       7,259        -          (500)        6,836

Fair value of shares committed
 to be released from ESOP plan       -           11        -            38            49

Cash dividend paid                   -            -        (116)         -          (116)
                                    ---      ------      ------      -----       -------

Balance, June 30, 1996               77       7,270       4,918       (462)       11,803

Net income nine months ended
 March 31, 1997                      -         -            257         -            257

Fair value of shares committed
 to be released from ESOP plan       -           14        -            37            51

Cash dividend paid                   -         -           (108)         -          (108)
                                    ---      ------      ------      -----       -------

Balance, March 31, 1997             $77      $7,284      $5,067      $(425)      $12,003
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

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                                March 31,
                                                           ---------------------
                                                             1996        1997
                                                             ----        ----
Operating Activities:
  Net income                                               $   314   $   257
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                10        11
    Provision for loan losses                                   12        12
    Deferred income taxes (benefit)                            (33)      (12)
    FHLB dividends received in stock                           (20)      (22)
    Amortization of deferred loan origination fees, net       -           (1)
    Accretion of discounts on mortgage-backed securities      -         -
    Increase in allowance for uncollectible interest            14        86
    Increase in interest receivable                           (122)     (146)
    Decrease in other assets                                    15        14
    Increase in accrued expenses and other liabilities          35        16
    Increase (decrease) in current income taxes payable         87      (134)
    ESOP plan expense                                           36        59
                                                           -------   -------
Net Cash Provided By Operating Activities                      348       140

Investing Activities:
  Principal payments on mortgage-backed securities              33        10
  Purchase of investment securities held-to-maturity          -       (2,921)
  Maturities of investment securities held-to-maturity        -        3,000
  Net (increase) decrease in loans originated               (1,421)      893
  Acquisition of premises and equipment                       -         (313)
                                                           -------   -------
Net Cash (Used In) Provided By Investing Activities         (1,388)      669

Financing Activities:
  Net decrease in deposits                                    (757)     (650)
  Repayments of FHLB advances                                 (700)     -
  Stock conversion cost                                       (239)     -
  Common stock issued                                        7,705      -
  ESOP loan                                                   (500)     -
  Dividends paid                                              -         (116)
                                                           -------   -------

Net Cash Provided By (Used In) Financing Activities          5,509      (766)
                                                           -------   -------

Increase In Cash and Cash Equivalents                        4,469        43

Cash and Cash Equivalents, beginning of period               1,201     5,163
                                                           -------   -------

Cash and Cash Equivalents, end of period                   $ 5,670   $ 5,206
                                                           =======   =======

Supplemental Disclosures:
  Noncash investing and financing activities:
   Cash paid during the period for:
    Interest                                               $   912   $   830
                                                           =======   =======

    Income taxes                                           $   109   $   279
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

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   NCF Financial Corporation
     -------------------------

     NCF Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Nelson County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association, pursuant to its Plan of Conversion. The Company commenced on August 24, 1995, a Subscription Offering of its shares in connection with the conversion of the Association (the "Conversion"). At October 12, 1995, the Conversion was complete. The financial statements of the Association are presented on a consolidated basis with those of the Company. In July, 1996, the Association changed its name to Nelson County Federal Savings Bank (the "Bank"). Effective April 2, 1997, the Bank has been approved as a commercial state Bank and has changed its name to NCF Bank and Trust Co. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Nelson Service Corporation. The impact of Nelson Service Corporation (NSC) on the consolidated financial statements is insignificant. NSC has no operating activity other than to own stock in the third-party service bureau.

2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three and nine month periods ended March 31, 1997 is not necessarily indicative of the results which may be expected for the entire year.

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three and nine month periods ended March 31, 1996 and 1997 are based on the average number of shares outstanding throughout the period, except that the initial issue of common stock has been given an effective date of October 12, 1995. Unallocated ESOP shares are not considered as outstanding for this calculation.

                           NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

4.   New Accounting Standards
     ------------------------

     In November, 1992, FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS No. 112 requires recognition of the obligations to provide postemployment benefits to former or inactive employees after employment, but before retirement. The effective date for this statement is for fiscal years beginning after December 15, 1993. At March 31, 1997, the statement has no material impact on the consolidated financial statements.

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

     Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis that is expected to continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%. In addition, there is certain legislation that allows for the conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could have resulted in recapture of existing bad debt reserves for income tax purposes in excess of those allowed for banks. However, this potential tax implication has generally been eliminated. As a result of this legislation, the Bank has filed applications to obtain a commercial state bank charter. Effective April 2, 1997, the Bank has received final approval and will operate under a Bank charter for the quarter ended June 30, 1997.

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

     For the three and nine months ending March 31, 1997, compensation from the ESOP of approximately $17,717 and $51,579, respectively, was expensed. Compensation is recognized at the average fair value of the ratably released shares during the accounting period as the employees performed services. At March 31, 1997, the ESOP had approximately 7,500 allocated shares and 42,500 unallocated shares. The fair value of the unallocated shares at March 31, 1997, was approximately $610,938.

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

Comparison of Financial Condition at June 30, 1996 and March 31, 1997

Total consolidated assets of the Company at March 31, 1997 have decreased by approximately $548,000 since June 30, 1996. Total consolidated assets were approximately $34.4 million and $34.9 million at March 31, 1997 and June 30, 1996, respectively.

The primary change to the balance sheet are the Company's capital expansion plans consisting of the construction of a new main office location. Construction in progress to date equals $311,000 which is reflected in the increase to Premises and Equipment. The Company also experienced some prepayment of mortgage loans which resulted in a decline in Loans Receivable of approximately $905,000 from June 30, 1996 to March 31, 1997.

There was a decrease in deposits of approximately $650,000 or 2.8% from $22,741,000 at June 30, 1996 to $22,091,000 at March 31, 1997. Although this is only a small decline due to normal customer balance maintenance, management is looking at expanding customer account services to provide future deposit growth.


Comparison of Results of Operations for the Three Months Ended March 31, 1996 and 1997 and the Nine Months Ended March 31, 1996 and 1997

Net Income. Net income increased $33,000 from $84,000 for the three months ended March 31, 1996 to $117,000 for the three months ended March 31, 1997 primarily because of decreases in non-interest expense. Net income decreased $57,000 for the nine months ended March 31, 1997 when compared to the same period for March 31, 1996. However, this decrease for the nine month period is primarily attributed to the payment of the FDIC special assessment of approximately $101,000 (net of tax). Without this special assessment accrual, net income would have increased by approximately $44,000 or 14.01% for the nine month period as compared to last year. Net income of $257,000 for the nine months ended March 31, 1997 resulted in earnings per share of .33 cents.

Net Interest Income. Net interest income decreased $35,000 or 9.4% from $373,000 for the three months ended March 31, 1996 to $338,000 for the three months ended March 31, 1997. This was primarily attributable to certain loans being placed on non-accrual status during the three months ended March 31, 1997. Net interest income increased $90,000 or 8.81% from $1,021,000 for the nine months ended March 31, 1996 to $1,111,000 for the nine months ended March 31, 1997. The improvement in net interest income primarily reflects an increase in average interest-earning assets over average interest-bearing liabilities for the Bank of $1.8 million or 18.4% for the nine months ended March 31, 1997 as compared to 1996, offset by a decrease in the interest rate spread from 2.99 for the nine months ended March 31, 1996 to 2.75% for the nine months ended March 31, 1997. One of the factors contributing to the decrease in the interest rate spread is the placement of certain loans on non-accrual status. These loans are discussed under "Interest Income".

Interest Income. Total interest income decreased $49,000 from $641,000 for the three months ended March 31, 1996 to $592,000 for the three months ended March 31, 1997. Interest on loans decreased $58,000 primarily due to certain loans being placed on non-accrual status during the quarter. As previously disclosed in the most recent Form 10-KSB, the Company originates speculative loans to residential builders who have established business relationships with the Company. During the quarter ended March 31, 1997, the Company learned that two such builders had experienced financial difficulties as a result of disputed divorce settlements that eventually evolved into bankruptcy actions. Loans to these builders totaled $711,000 at March 31, 1997 and include 6 loans for the construction of, or for partially and fully completed, single family homes, all within one subdivision. After its review of these construction loans and the circumstances affecting future completion and sale of the collateral securing these loans, the Company has ceased to accrue interest income on these loans, but does not believe that it will ultimately experience any loss on these loans. However, while these loans remain on non-accrual status, interest income will be negatively impacted. Subsequent to March 31, 1997, the Company is now carrying four of these properties in real estate owned and two of the properties are going to be sold at an auction in the near future.

This statement of beliefs concerning the repayment of these loans and possible loan losses is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from the forward looking statement. Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. Further, for speculative loans originated to builders, the ability to sell completed dwelling units will depend, among other things, on demand, pricing the availability of comparable properties, and economic conditions.

Total interest income increased $25,000 from $1,873,000 for the nine months ended March 31, 1996 to $1,898,000 for the nine months ended March 31, 1997. Interest on loans decreased $18,000 or 1.1%. An increase of $15,000 was attributable to a .69% rise in the average balance of loans outstanding which was offset by a $33,000 decrease attributable to the average yield on the loan portfolio decreasing from 8.02% during the nine months ended March 31, 1996 to 7.81% during the nine months ended March 31, 1997.

Interest income on mortgage-backed securities decreased by $1,000 for the three months ended March 31, 1997 when compared to the same period for March 31, 1996. Interest income on mortgage-backed securities decreased $4,000 from $16,000 for the nine months ended March 31, 1996 to $12,000 for the nine months ended March 31, 1997. This decrease was solely due to the principal repayments on the existing portfolio.

Interest income from other interest-earning assets increased $10,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Interest income from other interest-earning assets increased $47,000 from $184,000 for the nine months ended March 31, 1996 to $231,000 for the nine months ended March 31, 1997.The average balance of other interest-earning assets for the Bank increased $663,000 or 13.6% for the nine months ended March 31, 1997. In addition, the average yield continued to increase for the nine months ended March 31, 1997 from 5.42% to 5.54% which in combination with the volume increase resulted in the overall increase.

Interest Expense. Interest expense decreased $14,000 from $268,000 for the three months ended March 31, 1996 to $254,000 for the three months ended March 31, 1997. Interest expense decreased $65,000 from $852,000 for the nine months ended March 31, 1996 to $787,000 for the nine months ended March 31, 1997. The decrease for the nine months ended March 31, 1997 was the result of a $18,000 decrease in interest on advances that were outstanding in 1995 but not in 1996. Between the nine months ended March 31, 1996 and nine months ended March 31, 1997, the average balance of deposits decreased by $762,000, and average rates decreased from 4.79% to 4.70%. Both of these factors attributed to the decrease in interest expense.

Provision for Loan Losses. The provision for loan losses for the three months and nine months ended March 31, 1996 was $4,000 and $12,000, respectively, and was the same for the three months and nine months ended March 31, 1997. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations. See "Interest Income" for a discussion of certain loans placed on non-accrual status during the quarter ended March 31, 1997.

Non-Interest Income. Fee income and other service charges of $4,000 and $16,000, respectively, for the three months and nine months ended March 31, 1997 remained relatively stable when compared to the three months and nine months ended March 31, 1996.

Non-Interest Expense. Non-interest expense decreased by $79,000 from $251,000 for the three months ended March 31, 1996 to $172,000 for the three months ended March 31, 1997. This decrease was due to the implementation of the Supplemental Executive Retirement Plan (SERP) during the three months ended March 31, 1996 in which the Bank incurred a charge to earnings of $95,000. Non-interest expense increased by $179,000 from $548,000 for the nine months ending March 31, 1996 to $727,000 for the nine months ended March 31, 1997. These increases are the direct result of the special one-time FDIC assessment accrual, additional operating expense as a public company and the effect of increased compensation from the recognition of allocated ESOP shares at fair market value. During the nine month period ended March 31, 1997, the Company recognized a $153,000 expense accrual for the FDIC special assessment. During the nine month period ending March 31, 1997, the Company recognized $52,000 of compensation expense related to the Employee Stock Ownership Plan compared to $32,000 of compensation expense for the nine months ended March 31, 1996. Other non-interest expense items remained relatively stable with minor percentage changes.

Income Taxes. The effective tax rate for the three months ending March 31, 1996 and 1997 and the nine months ending March 31, 1996 and 1997 was approximately 34%. Since there are no state income taxes imposed on the Bank, the effective tax rate remained at approximately the federal statutory percentage.

Liquidity and Capital Resources. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and investment securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments. At March 31, 1997, the Bank has a commitment for the construction of a new bank location with an anticipated cost of approximately $500,000 of which approximately $311,000 has been funded. The Bank received approval to convert its charter to that of a commercial bank chartered by the Commonwealth of Kentucky effective April 2, 1997. The Company was approved by the Board of Governors of the Federal Reserve System ("FRB") for authority to act as a bank holding company. Following this conversion, the Bank and the Company became subject to capital and other requirements imposed by these regulators as well as by the FDIC. During the quarter under report, the Company was primarily regulated by the Office of Thrift Supervision ("OTS") and was not required to maintain any capital levels. Prior to the conversion, the Bank was subject to regulation primarily by the Office of Thrift Supervision and the FDIC. Following these events, the Company became subject to regulation primarily by the FRB and, to a lesser extent, the FDIC and the Bank became subject to regulation primarily by the Commonwealth of Kentucky and the FDIC. However, it is not expected that the change in regulators or the imposition of new capital requirements will have a material adverse impact on the liquidity or capital resources of the Company or the Bank. Management also does not believe, based on its discussion with these regulators, that the change in regulators will have a material adverse impact on the operations of the Company or the Bank. Management has no knowledge of any other trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Further, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect.

Part II

                               OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At March 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          -------------------------------

          (a) Exhbibits:  Exhibit 27 (financial data schedule)
          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NCF FINANCIAL CORPORATION


Date:     May 12, 1997                        By /s/ Dan R. Biggs
          ------------                           -------------------------------
                                                 Dan R. Biggs
                                                 (Vice President and Principal
                                                  Financial Officer and duly
                                                  authorized representative)