Form 10KSB
period 1997-06-30
NCF FINANCIAL CORP /DE/
filed 1997-09-26
CIK 947807

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee required)

      For the fiscal year ended   June 30, 1997
                                 ---------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
      For the transition period from              to             .
                                     ------------    ------------

Commission File No. 0-26510

                            NCF FINANCIAL CORPORATION
            ---------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                     61-1285330
---------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation              I.R.S. Employer
or Organization)                                          Identification No.

106 A W. John Rowan Blvd., Bardstown, Kentucky                  40004
----------------------------------------------            -------------------
(Address of Principal Executive Offices                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (502) 348-9278
                                                            ---------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                  ------

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
YES  X   NO    .
   -----   ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year.   $2,592,371
                                                                ------------

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 19, 1997 was $9.13 million ($14.375 per share based on 635,330 shares of Common Stock).

      As of September 19, 1997, there were issued and outstanding 792,609 shares of the registrant's Common Stock.

      Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1997. (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended June 30, 1997. (Part III)

                                     PART I

Item 1.  Business
-----------------

Business of the Company

      NCF Financial Corporation (the "Company") is a bank holding company incorporated under Delaware law. The Company owns 100% of the common stock of NCF Bank & Trust Co. (the "Bank"). Organized in June 1995 at the direction of the predecessor of the Bank, the Company acquired all of the capital stock that the predecessor of the Bank issued in a conversion during October 1995 from the mutual to stock form of ownership (the "Conversion"). The principal business of the Company is the operation of the Bank and the Company does not engage in any significant unrelated activities. Accordingly, references throughout this document to the operation of the Bank include, unless inappropriate, the operation of the Company.

Business of the Bank

      The Bank is a state chartered stock commercial bank headquartered in Bardstown, Kentucky. The Bank is a wholly owned subsidiary of the Company. The Bank was founded in 1925 under the name "Nelson County Building and Loan Bank." During the Conversion, the Bank, then known as "Nelson County Federal Savings and Loan Association," converted from a federally chartered mutual savings association to a federally chartered stock savings association. In July 1996 the Bank changed its name to "Nelson County Federal Savings Bank." In April 1997, the Bank changed its charter to that of a commercial bank chartered by the Commonwealth of Kentucky and changed its name to "NCF Bank & Trust Co."

      The Bank's deposits had been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1973. The Bank is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati. The Bank has one subsidiary, Nelson Service Corporation ("NSC"), which has no operating activity other than to own stock in a third party service bureau.


      The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate real estate loans on one-to-four-family residences and to a lesser extent, residential construction, multi-family real estate and consumer loans. In addition, the Bank holds interest earning deposits in other financial institutions and invests in mortgage-backed securities and investment securities. The Bank offers its customers adjustable-rate mortgage loans as well as residential construction, multi-family real estate and consumer loans. The Bank does not typically originate fixed-rate loans of any kind, relying instead on adjustable-rate loans that annually reprice. For its mortgage loan portfolio, the Bank originates and retains adjustable-rate loans and does not purchase or sell mortgage loans.

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

Lending Activities

      General. The Bank's loan portfolio predominantly consists of adjustable-rate mortgage loans secured by one-to-four-family residences and, to a lesser extent, residential construction, multi-family real estate and consumer loans. The Bank does not purchase or sell mortgage loans.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:


                                                     June 30, 1997          June 30, 1996
                                                  ---------------------  --------------------
Type of Loan:                                        $            %         $            %
------------                                       -----        -----     -----        -----
                                                (Dollars in Thousands)
Real estate loans:
  Construction (1) ............................   $ 3,673       13.58%   $ 3,314       11.48%
  One-to-four-family ..........................    23,438       86.66     25,662       88.92
  Multi-family residential ....................       460        1.70        151         .52

  Non-residential .............................       629        2.33        315        1.09
Consumer loans:
  Other .......................................        60         .22         --          --
  Share loans .................................       103         .38         69         .24
                                                  -------      ------    -------      ------
Gross loans ...................................    28,363      104.87     29,511      102.25
Less:
  Loans in process ............................     1,133        4.19        481        1.67
  Net deferred loan origination fees and costs.         7         .03          8         .03
  Allowance for loan losses ...................       177         .65        161         .55
                                                  -------      ------    -------      ------
Total loans, net ..............................   $27,046      100.00%   $28,861      100.00%
                                                  =======      ======    =======      ======

-----------------
(1) Consists only of loans secured by one-to-four-family residences

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

                                                                           Year Ended June 30,
                                                 ------------------------------------------------------------------
                                                                1997                             1996
                                                 ----------------------------------  ------------------------------
                                                   Average                Average    Average               Average
                                                   Balance    Interest   Yield/Cost  Balance   Interest  Yield/Cost
                                                 ----------   --------   ----------  -------   --------  ----------
Interest-earning assets:                                               (Dollars in Thousands)
  Loans receivable (1).........................  $   28,098   $  2,249      8.00%    $28,056   $ 2,245       8.00%
  Mortgage-backed securities...................         136         20     14.46         164        20      12.28
  Short-term investments and other interest-
    earning assets.............................       5,166(2)     274      5.30       4,494       230       5.12
  FHLB stock...................................         426         30      7.00         397        28       6.96
                                                     ------     ------                ------    ------

  Total interest-earning assets................      33,826    $ 2,573      7.61      33,111   $ 2,523       7.62
                                                                ======                          ======
Non-interest-earning assets....................       1,585                            1,232
                                                    -------                          -------
  Total assets.................................  $   35,411                          $34,343
                                                    =======                           ======

Interest-bearing liabilities:
  Deposits.....................................  $   22,271    $ 1,043      4.68     $23,073   $ 1,105       4.79
  Borrowings...................................          --         --        --         217        17       8.13
                                                    -------     ------               -------  --------
Total interest-bearing liabilities.............      22,271    $ 1,043      4.68      23,290   $ 1,122       4.82
                                                                ======                          ======

Non-interest-bearing liabilities...............       1,180                            1,592
                                                    -------                           ------
  Total liabilities............................      23,451                           24,882
Stockholder's equity...........................      11,960                            9,461
                                                    -------                           ------
  Total liabilities and stockholder's equity...  $   35,411                          $34,343
                                                    =======                           ======

Net interest income............................                $ 1,530                         $ 1,401
                                                                ======                          ======
Interest rate spread(3)........................                             2.93                             2.80
Net interest margin(4).........................                             4.52                             4.23
Average interest-earning assets as a percentage
  of average interest-bearing liabilities......                           151.89                           142.17


     (Footnotes on following page.)

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

                                       Year Ended June 30,                  Year Ended June 30,
                                 --------------------------------     ---------------------------------
                                          1997 vs. 1996                        1996 vs. 1995
                                 --------------------------------     ---------------------------------
                                       Increase (Decrease)                 Increase (Decrease)
                                              Due to                              Due to
                                 --------------------------------     ---------------------------------
                                                    Rate/                               Rate/
                                 Volume    Rate     Volume    Net     Volume    Rate    Volume     Net
                                 ------    ----     ------    ---     ------    ----    ------     ---
                                                            (In Thousands)
Interest income:
 Loans receivable.............   $   3    $   --     $   1   $   4     $ 150   $ 185    $   14   $  349
 Mortgage-backed securities...      (3)        4       (1)      --       (7)     (1)        --      (8)
 Interest-earning assets......       34        8         2      44       160     (4)       (9)      147
 FHLB stock...................        2       --        --       2         2       2        --        4
                                 ------   ------     -----   -----     -----   -----    ------   ------
  Total.......................   $   36   $   12     $   2   $  50     $ 305   $ 182    $    5   $  492
                                 ======   ======     =====   =====     =====   =====    ======   ======


Interest expense:
 Savings accounts.............   $ (38)   $ (25)     $   1   $(62)     $  3     122     $ (1)    $ 124

 Other borrowings.............     (17)      --         --    (17)      (15)      13       (8)     (10)
                                 -----    -----      -----   ----      ----    ----     -----    -----
   Total......................   $ (55)   $ (25)     $   1   $(79)     $(12)   $ 135    $  (9)   $ 114
                                 ======   =====      =====   ====      ====    =====    =====    =====

Net change in net interest
  income......................   $  91    $  37      $   1   $129      $317    $ 47     $  14    $ 378
                                 ======   =====      =====   ====     =====   =====    ======   ======


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

      During periods of increasing interest rates, the Bank's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets (repricing periods on adjustable-rate loans affect the repricing of interest rate sensitive assets, with longer repricing periods delaying the repricing of such assets more than shorter repricing periods would delay the repricing of such assets), causing a decline in the Bank's interest rate spread and margin. This would result from an increase in the Bank's cost of funds that would not be immediately offset by an increase in its yield on funds. An increase in the cost of funds without a equivalent increase in the yield on funds would tend to reduce net interest income. However, the Company feels it has implemented a strategy to partially offset the possibility of increasing rates by establishing a policy that substantially all loans carry a one-year adjustable rate. This helps to minimize the time period in which the Company is exposed to short-term interest rate risk. Also, the Company and the Bank maintain liquidity levels in excess of regulatory requirements, which allows for alternative investments to improve interest rate sensitivity. The Bank is planning to increase the availability of non-interest bearing demand deposits to its customers in the future which the Bank believes will be beneficial to its interest spread and interest margin.

Loan Maturity Tables

      The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1997, based on contractual maturities, including schedule repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                       Due after
                          Due within   1 through  Due after
                            1 year      5 years   5 years    Total
                          -----------  ---------  ---------  -----
                                         (In Thousands)

Real estate:
  One-to-four family .....   $   476     $ 1,330   $21,632   $23,438
  Construction ...........     2,748          --       925     3,673
  Multi-family residential        --           4       456       460
  Non-residential ........        --          63       566       629
Consumer .................       149          14        --       163
                             -------     -------   -------   -------
  Total ..................   $ 3,373     $ 1,411   $23,579   $28,363
                             =======     =======   =======   =======

      The following table sets forth the dollar amount of all loans due after June 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                Predetermined     Floating or
                                    Rates       Adjustable Rates
                                -------------   ----------------
                                         (In Thousands)

Real estate one-to-four-family     $   826          $22,136
Real estate construction .......       480              445
Real estate multi-family .......        --              460
Non-residential ................       220              409
Consumer .......................        --               14
                                   -------          -------
  Total ........................   $ 1,526          $23,464
                                   =======          =======


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

      The Bank offers adjustable-rate loans using a national average contract interest rate index, although other indices have been used in the past. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's standard underwriting guidelines for mortgage loans conform to FHLMC guidelines. It is the current policy of the Bank to remain a portfolio lender. The Bank does not charge origination fees. At June 30, 1997, the Bank did not service loans for others.

      Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank during the past five years.

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

      In addition to loans originated for the construction of a residence for which the ultimate purchaser has been identified, the Bank originates speculative loans to residential builders who have established business relationships with the Bank. These speculative loans are typically made for a 12 month period and may not require any interest or principal payments during the term of the loan. In underwriting such loans, the Bank considers the number of units that the builder has on a speculative bid basis that remain unsold. The Bank's experience during the past 24 years has been that most speculative loans are repaired well within the twelve month period. Speculative loans are generally originated with a loan to value ratio that does not exceed 85%.

      Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Bank may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing the availability of comparable properties, and economic conditions.

      Non-Residential Loans. At June 30, 1997, the non-residential real estate portfolio consisted of two commercial real estate loans and several loans secured by unimproved real estate. Loans secured by unimproved real estate are originated in amounts up to 75% of the appraised value and are originated with terms of up to five years. Once repaid, single, family residences are often constructed on the lots securing these loans. The Bank has seldom originated commercial real estate loans and since the Conversion, it is the Bank's policy not to originate commercial real estate loans.

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

      Consumer Loans. The Bank originates automobile, recreational vehicle and share loans. Automobile and recreational vehicle loans are issued using fixed rate terms for periods of three to five years, depending upon whether the collateral is new or used. Generally, the underlying collateral is valued based on the dealer sticker price or the NADA loan value. Share loans are only made when secured by a savings account in the Bank (share loans) and generally have rates that adjust with the rate on the underlying account and are typically between one and two percent above the rate on the underlying savings account. Share loans are offered subject to a 90% loan to collateral value limit. Although the Bank also makes home equity loans, these loans are secured by liens on primary residences and are categorized as single family residential loans.

      Loan Commitments. The Bank issues verbal commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 30 days of the date of issuance. At June 30, 1997, the Bank had $450,000 of commitments to cover originations and $1,132,277 in undisbursed funds for loans in process. Management believes that virtually all of the Bank's commitments will be funded.

      Loans to One Borrower. Regulations limit loans-to-one borrower in an amount equal to 20% of paid-in capital and actual surplus of the Bank. The Bank is authorized to lend up to an additional 10% of paid-in capital and actual surplus if the loan is fully secured by readily marketable collateral with a cash value exceeding the amounts of the loan. The Bank's maximum loan-to-one borrower limit at June 30, 1997 was approximately $1,721,000 at June 30, 1997 and approximately $2,582,000 for such fully secured loans.

      At June 30, 1997, the Bank's largest amount of loans to one borrower were all performing residential real estate loans aggregating $497,075, secured by single-family residential rental properties located in the Bank's market area.

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

      Non-Performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

                                                       At June 30,
                                                   -------------------
                                                     1997        1996
                                                   ---------   -------
Loans accounted for on a non-accrual basis: (1)
  Real Estate:
  Construction .................................   $      --    $  704
  One-to-four-family ...........................         191       646
  Non-residential ..............................          --        --
                                                   ---------    ------
    Total ......................................   $     191    $1,350
                                                   =========    ======
Accruing loans which are contractually past due
 90 days or more:
  Real estate:
  Construction .................................   $      --    $   --
  One-to-four-family ...........................          --        --
  Non-residential ..............................          --        --
                                                   ---------    ------
    Total ......................................   $      --    $   --
                                                   =========    ======

    Total non-performing loans .................   $     191    $1,350
                                                                ======
Real estate owned (2) ..........................   $     724    $   --
                                                   =========    ======
    Total non-performing assets ................   $     915    $1,350
                                                   =========    ======
Non-performing loans to total loans ............         .67%     4.57%
                                                   =========    ======
Non-performing assets to total assets ..........        2.66%     3.87%
                                                   =========    ======
Loans modified in troubled debt restructuring...   $      --    $   --
                                                   =========    ======

----------------------
(1) Non-accrual status denotes loans on which are contractually past due 90 days or more. It is management's policy to place all loans past due 90 days in non-accrual status.
(2) Real estate owned represents property acquired by the Bank through foreclosure or repossession or loans that are accounted for as an in-substance foreclosure. This property is carried at the lower of its fair market value or net realizable value.

      Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $97,534 for the year ended June 30, 1997. Amounts included in the Bank's interest income for the year ended June 30, 1997 was $0.

      Classified Assets. The Bank maintains a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

      At June 30, 1997, the Bank had $0 of assets classified as doubtful or loss, $191,000 of assets classified as substandard loans and $0 of assets classified as special mention loans.

      Foreclosed Real Estate. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

      The Bank records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In- substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as legal and other extraordinary servicing costs involved with in substance foreclosures. The Bank had $306,736 of foreclosed real estate and $417,750 of in-substance foreclosures at June 30, 1997.

      Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. During the fiscal year ended June 30, 1997, the Bank provided $16,000 for loan losses based on management's decision to expand consumer lending. The loan loss allowance at June 30, 1997 is equal to .62%. At June 30, 1997, 95.6% of total loans were collateralized by one-to-four family dwellings on real estate located in the market area.

      The following tables sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                          Year Ended June 30,
                                                         -----------------------
                                                           1997           1996
                                                         ---------      --------
                                                              (In Thousands)

Balance at beginning of period......................     $   161          $ 100
Loans charged off:
  Real estate -- one-to-four-family.................          --             --
  Real estate -- construction.......................          --             --
  Non-residential...................................          --             --
  Consumer (share loans)............................          --             --
                                                           -----         ------
Total charge-offs...................................          --             --
                                                           -----         ------

Recoveries:
  Real estate -- one-to-four-family.................          --             --
  Real estate -- construction.......................          --             --
  Non-residential...................................          --             --
  Consumer (share loans)............................          --             --
                                                           -----         ------
Total recoveries....................................          --             --
                                                           -----         ------

Net loans charged-off...............................          --             --
Provision for loan losses...........................          16             61
                                                           -----         ------
Balance at end of period............................      $  177          $ 161
                                                           =====         ======
Net charge-offs as a percentage of average
  loans outstanding during the period...............          --%            --%


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

                                                        At June 30,
                                      -----------------------------------------------
                                              1997                    1996
                                      -----------------------  ----------------------

                                               % of Loans in            % of Loans in
                                               Each Category            Each Category
                                      Amount   to Total Loans  Amount   to Total Loans
                                      ------   --------------  ------   --------------

Real estate:
  One-to-four-family...............   $   177      86.66%       $ 100        88.92%
  Construction.....................        --       13.58          61         11.48
  Multi-family residential.........        --        1.70          --          0.52
  Non-Residential..................        --        2.33          --          1.09
Consumer...........................        --        0.60          --          0.24
                                        -----                    ----
Total allowance for loan losses....   $   177                   $ 161
                                        =====                    ====


Mortgage-Backed Securities and Investment Activities

      General. The investment policy of the Bank is to manage the utilization of excess funds and to provide for liquidity needs of the Bank as loan demands. The Bank has generally maintained 90% of its investment portfolio in liquid assets. At June 30, 1997, the Bank had an investment portfolio of approximately $5,568,818, consisting primarily of interest-earning accounts.

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

      The market value of investments and mortgage-backed securities held to maturity at June 30, 1997, was $5,589,896. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at the FHLB. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

      The Revenue Reconciliation Act of 1993 added a Section 475 to the Internal Revenue Code. Section 475 is a mark-to-market tax provision that is different from SFAS No. 115. The term "securities" in the tax statute includes not just traditional debt and equity securities, but mortgages as well. Section 475 and the temporary regulations issued thereunder apply to "dealer" institutions that regularly buy or sell more than a nominal amount of securities in the ordinary course of a trade or business. Section 475 requires the Bank to identify securities held for sale within the meaning of the tax code and include unrealized gains or losses on related security transactions with its fiscal tax return. The tax reporting of unrealized gains and losses on securities held for sale as defined by Section 475 and the related regulations, if different from SFAS No. 115, is a temporary difference as defined under SFAS No. 109 and the recording of a related deferred tax liability or asset will not affect generally accepted accounting principles ("GAAP") basis net income. At June 30, 1997, the Bank did not have any investments subject to Section 475.

Interest-Earning Accounts

      At June 30, 1997, the Company held $4,994,761 in interest-earning demand deposits in other financial institutions, principally the FHLB of Cincinnati. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Mortgage-Backed Securities

      To supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although the Bank has not used them as such) and, through repayments, as a source of liquidity.

      At June 30, 1997, the mortgage-backed securities portfolio had a market value of $153,435 and an amortized cost of $132,357. Because the entire portfolio is classified as held to maturity (the Bank had no mortgage-backed securities classified as available for sale at June 30, 1997), the portfolio is recorded at amortized cost.

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


                                          At June 30,
                                     -----------------------
                                       1997          1996
                                     ---------      -------
                                         (In Thousands)

Interest-earning deposits.........   $  4,995       $ 4,968
FHLB stock........................        442           412
Mortgage-backed securities........        132           143
                                       ------        ------

      Total investments...........   $  5,569       $ 5,523
                                       ======         =====


      The following table sets forth information regarding the scheduled maturities, amortized costs, market value and weighted average yields for the Bank's mortgage-backed securities at June 30, 1997. The Bank's mortgage-backed securities are all issued by GNMA and mature in the year 2013. Expected maturities will differ from contractual maturities due to schedule repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The stated yield on mortgage-backed securities at June 30, 1997 was 11.5%. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                              At June 30, 1997
                            -----------------------------------------------------
                            More than Ten Years      Total Investment Portfolio
                            -------------------     -----------------------------
                            Carrying    Average     Carrying     Fair     Average
                             Value       Yield       Value      Value      Yield
                            --------    -------     --------    ------    -------
                                            (Dollars in Thousands)

GNMA.....................     $ 132       11.5%       $ 132      $ 153      11.5%
                              =====       ====        =====      =====      ====


Sources of Funds

      General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank had $0 in FHLB advances at June 30, 1997.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Bank also offers IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. As of June 30, 1997, the Bank had no brokered deposits.

      Jumbo Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

                                              Certificates
Maturity Period                                of Deposit
---------------                              --------------
                                             (In Thousands)
Within three months.............               $    408
Three through six months........                    400
Six through twelve months.......                    300
Over twelve months..............                    330
                                                 ------
   Total........................               $  1,438
                                                 ======


Borrowings

      The Bank may obtain advances from the FHLB of Cincinnati to supplement its supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, the Bank had no borrowings from the FHLB of Cincinnati.

Employees

      Substantially all of the activities of the Company are conducted through the Bank, therefore, at June 30, 1997, the Company did not have any salaried employees.

      As of June 30, 1997, the Bank had seven full-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

      Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

      Company Regulation. As a registered bank holding company, the Company is regulated under the Bank Holding Company Act (the "Act") and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Act requires, among other things, the prior approval of the Federal Reserve Board in any case where the Company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or (iii) merge or consolidate with any bank holding company.

      Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking corporation. Further, the Company may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto." The Federal Reserve Board has determined that a number of activities meet this standard including making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting an dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; and owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies.

      Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the CRA, each subsidiary bank's record in meeting the credit needs of the community served by the bank, including low- and moderate- income neighborhoods, is annually assessed by that bank's primary regulatory authority. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

      Under the Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has the authority to enforce it. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company's capital needs, asset quality and overall financial condition.

      Bank Regulation. The Bank is subject to supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Kentucky. The Bank is insured by, and therefore subject to regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of the Bank including, among others, disclosure requirements, anti-discrimination provisions, and substantive contractual limitations with respect to deposit accounts. The banking agencies, together with the Departments of Justice and Housing and Urban Development, also enforce compliance with community reinvestment, anti-discrimination and other fair lending laws and regulations. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control money supply and credit availability in order to influence the economy.

      The FDIC has the authority to prohibit the Bank, as a commercial bank, from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the institution in question, could be deemed to constitute such an unsafe or unsound practice, and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the institutions to pay dividends in the future is presently, and could be further influenced, among other things, by applicable capital guidelines or by bank regulatory and supervisory policies.

      The ability of a banking institution to make funds available to its parent company is also subject to restrictions imposed by federal law. Generally, no bank subsidiary may extend credit to the parent company on terms and under circumstances which are not substantially the same as comparable extensions of credit to non-affiliates. No extension of credit may be made to the parent company which is in excess of 10 percent of the capital stock and surplus of such bank subsidiary or in excess of 20 percent of the capital and surplus of such bank subsidiary as to aggregate extensions of credit to the parent company and its subsidiaries. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully secured by collateral.

      The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question in considered "well capitalized", "adequately capitalized", "undercapitalized" or "critically undercapitalized". At June 30, 1997, The Bank exceeded the required ratios for classification as "well capitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent holding company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal interest on subordinated debt; prohibiting the holding company from making capital distributions without regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval.

      Prior to obtaining the charter of a commercial bank, the Bank was a federally chartered savings association insured by the SAIF through the FDIC. Although most commercial banks are insured by the Bank Insurance Fund ("BIF") of the FDIC, the Bank did not elect at the time of the change in charter to change that form of insurance due to the costs involved.

      The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, the SAIF was substantially underfunded. Prior to September 30, 1996, members of the SAIF paid within a range of .23% to .31% of domestic deposits and members of the BIF, predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $153,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

      Capital Guidelines. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off- balance-sheet activities) is 8 percent. At least half of the total capital must be "Tier 1" or core capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" or supplementary capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

      In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies.

      At June 30, 1997, the respective total and Tier 1 risk-based capital ratios and leverage ratios of the Bank and the Company exceeded the minimum regulatory capital requirements.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs in the FHLB system that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At June 30, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)   Properties.

      Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its new office located at 106 A W. John Rowan Blvd., Bardstown, Kentucky. The Bank owns this office facility; however, the land has been leased under a twenty year operating lease agreement since February 1, 1996. The lease includes options to extend the terms of the lease for an additional ten years. The Bank completed construction of this office at a cost of approximately $475,000 and moved into the facility in May 1997. The former location of 119 E. Stephen Foster Avenue, Bardstown, Kentucky is currently being used for storage until all operations have been implemented at the new location. The former location is intended to be sold after the move is completed.

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

      Not Applicable.

Item 3. Legal Proceedings
-------------------------

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

      The information contained under the section captioned "Market Price of the Registrant's Common Stock" on page 2 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 to 6 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

      The   Registrant's   financial   statements   listed  under  Item  13  are
incorporated herein by reference.

Item 8.   Changes  in and  Disagreements  with  Accountants  On  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

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

      The report of Crisp Hughes for the fiscal year ended June 30, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 30, 1995 and during the period from June 30, 1995 to June 4, 1996, there were no disagreements between the Company and Crisp Hughes concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 9.   Directors  Executive  Officers,  of  Promoters  and  Control  Persons:
          ----------------------------------------------------------------------
          Compliance with Section 16(b) of the Exchange Act.
          -------------------------------------------------

      The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement".

Item 10.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive
Officer   Compensation"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, Lists, and Reports on Form 8-K
-------------------------------------------------

      (a) The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending June 30, 1997 are incorporated herein by reference and also in Item 8 hereof.

     Report of Independent Auditors

     Consolidated  Statements  of  Financial  Condition  as of June 30, 1996 and
     1997.

     Consolidated Statements of Operations for the Years Ended June 30, 1995, 1996 and 1997.

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1995, 1996 and 1997.

     Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1996 and 1997.

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

            (a)   List of Exhibits:

             3(i) Certificate of Incorporation of NCF Financial Corporation*

             3(ii) Bylaws of NCF Financial Corporation*

            10.1  Employment Agreement with A.E. Bowling

            10.2  1995 Stock Option Plan

            10.3  Management Stock Bonus Plan and Trust Agreement

            10.4  Supplemental Retirement Plan for A.E. Bowling**

            10.5  Directors Consultation and Retirement Plan**

            13 Annual Report to Stockholders for the fiscal year ended June 30, 1997

            21    Subsidiaries of the Registrant

            27    Financial Data Schedule

            (b)   None.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-93614) declared effective by the SEC on August 14, 1995.
** Previously filed with or incorporated by reference in the Form 10-KSB for the fiscal year ended June 30, 1996 filed on September 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 26, 1997.



                                          NCF FINANCIAL CORPORATION


                                          By: /s/ A.E. Bowling
                                              ----------------------------------
                                                A.E. Bowling
                                                President, Chairman of the Board
                                                  and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 1997.




/s/ A.E. Bowling                          /s/ Danny R. Biggs
--------------------------------------    --------------------------------------
A.E. Bowling                              Danny R. Biggs
President, Chairman of the Board          Vice President
 and Director (Principal Financial and    (Principal Accounting Officer)
Executive Officer)



/s/ John S. Tharp                         /s/ Paul Barnes
--------------------------------------    --------------------------------------
John S. Tharp                             Paul Barnes
Assistant Secretary and Director          Director



/s/ Robert C. Hurst
--------------------------------------
Robert C. Hurst
Director



/s/ Guthrie M. Wilson III
--------------------------------------
Guthrie M. Wilson III
Director