Form 10QSB
period 1997-09-30
NCF FINANCIAL CORP /DE/
filed 1997-11-14
CIK 947807

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                  FORM 10-QSB


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission File Number 0-26510

                             NCF FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         Delaware                                        61-1285330
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


 106A West John Rowan Boulevard,  Bardstown, Kentucky        40004
-----------------------------------------------------      ----------
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


     As of October 31, 1997, there were 792,609 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                              Bardstown, Kentucky

                                     Index


PART I.
-------

FINANCIAL INFORMATION                                                  Page(s)
                                                                       -------

Item I.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of June 30, 1997
 and September 30, 1997 ..............................................     3

Consolidated Statements of Income - (Unaudited) for the three
 month periods ended September 30, 1996 and 1997 .....................     4

Consolidated Statements of Stockholders' Equity (Unaudited) ..........     5

Consolidated Statements of Cash Flows - (Unaudited) for the
 three months ended September 30, 1996 and 1997 ......................     6

Notes to Consolidated Financial Statements (Unaudited) ...............   7-9

Item 2.
Management's Discussion and Analysis of Financial Condition
 and Results of Operations ........................................... 10-11

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................    12

Item 2.  Changes in Securities .......................................    12

Item 3.  Defaults Upon Senior Securities .............................    12

Item 4.  Submission of Matters to a Vote of Security Holders .........    12

Item 5.  Other Information ...........................................    12

Item 6.  Exhibits and Reports on Form 8-K ............................    12

Signatures ...........................................................    13

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                          June 30,   September 30,
                                                            1997         1997
                                                          -------       -------
       Assets
       ------
Cash and due from banks                                   $   200       $   224
Interest-earning deposits                                   4,995         5,311
Loans receivable, net                                      27,047        28,069
Mortgage-backed securities
 (market value - $153 and $132)                               132           112
Real estate owned                                             724           161
Premises and equipment, net                                   519           569
Federal Home Loan Bank stock                                  442           450
Interest receivable                                           245           219
Deferred tax asset                                             58            70
Other                                                          41            44
                                                          -------       -------

      Total assets                                        $34,403       $35,229
                                                          =======       =======

   Liabilities and Stockholders' Equity
   ------------------------------------

Deposits                                                  $21,970       $22,501
Accrued expenses and other liabilities                        380           385
Income taxes payable                                            3            98

      Total liabilities                                    22,353        22,984

Preferred stock ($.01 par value, 100,000 shares
 authorized; none issued and outstanding)                    -             -
Common stock ($.10 par value, 1,400,000 shares
 authorized; 792,609 shares issued and outstanding)            79            79
Additional paid-in capital                                  7,581         7,587
Retained earnings, substantially restricted                 5,018         5,180
Less unearned compensation:
  Employee stock ownership plan                              (413)         (400)
  Stock compensation plan                                    (215)         (201)
                                                          -------       -------

      Total stockholders' equity                           12,050        12,245
                                                          -------       -------

      Total liabilities and stockholders' equity          $34,403       $35,229
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

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                       Consolidated Statements of Income
                                   (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                           1996          1997
                                                           ----          ----

Interest income:
  Loans                                                    $575          $638
  Investment securities                                      26            -
  Mortgage-backed securities                                  4             4
  Interest-earning deposits                                  48            78
                                                           ----          ----

      Total interest income                                 653           720

Interest expense:
  Deposits                                                  269           263
                                                           ----          ----

      Total interest expense                                269           263
                                                           ----          ----

      Net interest income                                   384           457

Provision for loan losses                                     4             4
                                                           ----          ----

      Net interest income after provision
       for loan losses                                      380           453

Non-interest income:
  Loan fees and service charges                               6             6

Non-interest expenses:
  Compensation and employee benefits                        125           137
  Net occupancy expense                                       7            15
  Deposit insurance premiums                                167             5
  Data processing                                            11            14
  State franchise and other taxes                            15            11
  Professional fees                                          19            15
  Other                                                      18            30
                                                           ----          ----

      Total non-interest expenses                           362           227
                                                           ----          ----

      Income before income taxes                             24           232

Income tax expense                                           -             70
                                                           ----          ----

      Net income                                           $ 24          $162
                                                           ====          ====

Net income per share                                       $.03          $.20
                                                           ====          ====

Cash dividend per share                                    $.00          $.00
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

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                                 (in thousands)

                                           Additional
                                   Common   Paid-in     Retained    Unearned
                                   Stock    Capital     Earnings  Compensation    Total
                                   -----    -------     --------  ------------    -----

Balance, June 30, 1996              $77      $7,270      $4,918      $(462)      $11,803

Net income                           -         -            328         -            328

Issuance of shares for
 stock compensation plan              2         298        -          (300)         -

Compensation expense under
 stock compensation plan             -           (7)       -            85            78

Fair value of shares committed
 to be released from ESOP plan       -           20        -            49            69

Cash dividends paid                  -         -           (228)        -           (228)
                                    ---      ------      ------      -----       -------

Balance, June 30, 1997               79       7,581       5,018       (628)       12,050

Net income three months ended
 September 30, 1997                  -         -            162         -            162

Compensation expense under
 stock compensation plan             -            1         -           14            15

Fair value of shares committed
 to be released from ESOP plan       -            5         -           13            18
                                    ---      ------      ------      -----       -------

Balance, September 30, 1997         $79      $7,587      $5,180      $(601)      $12,245
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

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                               September 30,
                                                           --------------------
                                                             1996       1997
                                                           --------   --------
Operating Activities:
  Net income                                               $    24    $   162
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                                 4          7
    Provision for loan losses                                    4          4
    Deferred income taxes (benefit)                            (64)       (13)
    FHLB dividends received in stock                            (7)        (8)
    Amortization of deferred loan origination fees, net       -            (7)
    Accretion of discounts on mortgage-backed securities      -          -
    Increase (decrease) in allowance for uncollectible
     interest                                                   14        (44)
    (Increase) decrease in interest receivable                 (62)        70
    Decrease (increase) in other assets                          8         (3)
    Increase in accrued expenses and other liabilities         204          5
    (Decrease) increase in current income taxes payable        (49)        95
    ESOP plan expense                                           25         33
                                                           -------    -------

Net Cash Provided By Operating Activities                      101        301

Investing Activities:
  Principal payments on mortgage-backed securities               4         20
  Purchase of investment securities held-to-maturity        (2,921)      -
  Net decrease (increase) in loans originated                  398     (1,018)
  Acquisition of premises and equipment                       -           (57)
  Sale of real estate owned                                   -           563
                                                           -------    -------

Net Cash Used In Investing Activities                       (2,519)      (492)

Financing Activities:
  Net (decrease) increase in deposits                         (157)       531
                                                           -------    -------

Net Cash (Used In) Provided By Financing Activities           (157)       531
                                                           -------    -------

(Decrease) Increase In Cash and Cash Equivalents            (2,575)       340

Cash and Cash Equivalents, beginning of period               5,163      5,195
                                                           -------    -------

Cash and Cash Equivalents, end of period                   $ 2,588    $ 5,535
                                                           =======    =======

Supplemental Disclosures:
  Noncash investing and financing activities:
   Cash paid during the period for:
    Interest                                               $   311    $   242
                                                           =======    =======

    Income taxes                                           $  -       $  -
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

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)








1.   NCF Financial Corporation
     -------------------------

     NCF Financial Corporation (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the holding company of NCF Bank and Trust Co. ("the Bank"), formerly Nelson County Federal Savings Bank in connection with the conversion from a mutual to stock form of ownership. The Company commenced on August 24, 1995, a Subscription Offering of its shares in connection with the conversion of the Association (the "Conversion"). At October 12, 1995, the Conversion was complete. Effective April 2, 1997, the Bank was approved as a commercial state bank and changed its name to NCF Bank and Trust Co. The financial statements of the Bank are presented on a consolidated basis with those of the Company.

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


2.   Basis of Preparation
     --------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for the three month period ended September 30, 1997 is not necessarily indicative of the results which may be expected for the entire year.

3.   Earnings Per Share
     ------------------

     Earnings per share amounts for the three month period ended September 30, 1996 and 1997 are based on the average number of shares outstanding throughout the period. Unallocated ESOP shares are not considered as outstanding for this calculation.

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

     In November, 1995, the FASB's Emerging Issues Task Force (EITF) issued EITF D-47 concerning the accounting for special assessments of FDIC insurance premiums for SAIF member institutions. This opinion requires recognition of an accrual for the FDIC special assessment in the period when legislation was enacted to provide for such assessment. This opinion does not allow the charge to earnings to be recorded as an extraordinary item and should be recorded as a component of operating income. This opinion also requires deferred tax accounting if the timing of payment of the assessment is in a period different than that of the accrual. See further discussion in Note 5 as to the impact on these financial statements.

5.   Impact of New Legislation

     The Small Business Job Protection Act passed by Congress in August, 1996 included a provision that repealed the percentage of taxable income bad debt deduction for federal income tax purposes. The Bank used this method to determine its bad debt deduction when computing federal taxes in applicable years. This legislation also requires recapture of the excess of bad debt reserves over the base year reserves (December 31, 1987). For years subsequent to the base year, deferred taxes have been recorded by the Bank for an amount equal to the excess of the bad debt reserves over the base year reserves; thus no additional tax provision is required as a result of this legislation. Under the legislation, the Bank may use the experience method to calculate the bad debt deduction for federal income tax purposes. The legislation is effective for tax years beginning after December 31, 1995.

                            NCF FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.   Impact of New Legislation - (Continued)
     ---------------------------------------

     The Deposit Insurance Funds Act of 1996 was passed by Congress and signed into law by the President on September 30, 1996. This legislation includes provisions designed to recapitalize SAIF and required all insured savings institutions to pay a special assessment of 65.7 cents for every $100 (0.657%) of applicable deposits held as of March 31, 1995. Under FASB EITF D-47, the Bank took a charge in the quarter ended September 30, 1996 of $101,000 net of taxes, or $.13 per share, as required by this legislation. As a result of the recapitalization, the FDIC lowered SAIF premiums for most institutions from $0.23 per $100 of insured deposits to $0.064 per $100 of insured deposits, thereby lowering the Bank's federal deposit insurance rates by 72%, effective January 1, 1997.

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

Comparison of Financial Condition at June 30, 1997 and September 30, 1997

Total consolidated assets of the Company at September 30, 1997 increased by approximately $826,000 since June 30, 1997. Total consolidated assets were approximately $35.2 million and $34.4 million at September 30, 1997 and June 30, 1997, respectively.

The primary change in the balance sheet is the result of the Company's efforts to offer new consumer loan products to its customers resulting in an increase of approximately $1 million in Loans Receivable. This loan growth was funded by both the sale of real estate owned of approximately $563,000 and an increase in deposits of $531,000. Total deposits were $21,970,000 at June 30, 1997 and $22,501,000 at September 30, 1997. This increase is a result of management's effort of expanding customer account services to provide future deposit growth.

Comparison of Results of Operations for the Three Months Ended September 30, 1996 and 1997

Net Income. Net income increased $138,000 for the three months ended September 30, 1997, when compared to the same period for September 30, 1996. However, this increase is primarily attributed to the accrual for the FDIC special assessment of approximately $101,000 (net of tax) that occurred in the three months ended September 30, 1996. Without this special assessment accrual, net income would have increased by approximately $37,000 or 29.6% for the three month period as compared to last year. Net income of $162,000 for the three months ended September 30, 1997 resulted in earnings per share of .20 cents.

Net Interest Income. Net interest income increased $73,000 or 19% from $384,000 for the three months ended September 30, 1996 to $457,000 for the three months ended September 30, 1997. Approximately $50,000 of this increase was attributable to the recovery of previously reserved interest income from the sale of real estate owned. The remaining increase was a result of an increase in the interest rate spread from 2.85% for the three months ended September 30, 1996 to 3.21% for the three months ended September 30, 1997. One of the factors contributing to the increase in the interest rate spread is the new consumer lending efforts of the Company which carry higher interest rates than traditional mortgage lending.

Interest Income. Total interest income increased $67,000 from $653,000 for the three months ended September 30, 1996 to $720,000 for the three months ended September 30, 1997. Interest on loans increased $63,000 largely due to the recovery of $50,000 of previously reserved interest income from the sale of real estate owned. The remaining increase of $13,000 was due to the average yield on the loan portfolio increasing from 8.03% during the three months ended September 30, 1996 to 8.45% during the three months ended September 30, 1997.

Interest income on mortgage-backed securities and other interest-earning assets remained consistent with the prior period.

Interest Expense. Interest expense decreased $6,000 from $269,000 for the three months ended September 30, 1996 to $263,000 for the three months ended September 30, 1997. Between the three months ended September 30, 1996 and three months ended September 30, 1997, the average balance of deposits decreased by $68,000, and average rates decreased from 4.78% to 4.73%. Both of these factors attributed to the decrease in interest expense.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1996 was $4,000 compared to $4,000 for the three months ended September 30, 1997. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management has reviewed the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Fee income and other service charges of $6,000 for the three months ended September 30, 1996 remained stable when compared to the three months ended September 30, 1997.

Non-Interest Expense. Non-interest expense decreased by $135,000 from $362,000 for the three months ending September 30, 1996 to $227,000 for 1997. This decrease is the direct result of the special one-time FDIC assessment accrual of $153,000 in September, 1996 offset by minor overall increases in operating expenses of $18,000 or 8.6%.

Income Taxes. The effective tax rate for the three months ending September 30, 1997 was approximately 30% which approximates the federal statutory rate of 34%. For the three month period ending September 30, 1996, current income tax provisions of $52,000 were offset by the recording of a deferred tax benefit of $52,000 as a result of the timing of payment of the FDIC special assessment.

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

Part II
                                OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------

          From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

         (a)    Exhibits:  Exhibit 27 (financial data schedule)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                              NCF FINANCIAL CORPORATION


Date:   November 11, 1997                     By /s/ Dan R. Biggs
        -----------------                     ----------------------------------
                                                 Dan R. Biggs
                                                 (Vice President and Principal
                                                  Financial Officer and duly
                                                  authorized representative)