Form 10-Q
period 1997-12-31
NCF FINANCIAL CORP /DE/
filed 1998-03-12
CIK 947807

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                ------------------------------------------------

                                  FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                         Commission File Number 0-26510


                           NCF FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its Charter)


                Delaware                                61-1285330

       -------------------------------     -------------------------------
      (State or other jurisdiction of    (IRS Employer Identification Number)
       incorporation or organization)


     106A West John Rowan Boulevard, Bardstown, Kentucky       40004
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

                               Class      Outstanding

     As of December 31, 1997, there were 792,609 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                         NCF FINANCIAL CORPORATION
                              AND SUBSIDIARY

                            Bardstown, Kentucky

                                  Index


PART I.

FINANCIAL INFORMATION                                              Page(s)

Item 1.
Financial Statements

Consolidated Balance Sheets - (Unaudited) as of December 31, 1997
   and June 30, 1997...................................................3

Consolidated Statements of Income - (Unaudited) for the three and six month periods ended December 31, 1997 and 1996..............4

Consolidated Statements of Stockholders' Equity (Unaudited) ...........5

Consolidated Statements of Cash Flows - (Unaudited) for the
   six months ended December 31, 1997 and 1996 ......................6-7

Notes to Consolidated Financial Statements (Unaudited) ..............8-9

Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations .........................................10-11

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................12

Item 2.  Changes in Securities .......................................12

Item 3.  Defaults Upon Senior Securities .............................12

Item 4.  Submission of Matters to a Vote of Security Holders .........12

Item 5.  Other Information ...........................................12

Item 6.  Exhibits and Reports on Form 8-K ............................12

Signatures ...........................................................13


                              NCF FINANCIAL CORPORATION AND SUBSIDIARY

                                     Consolidated Balance Sheets
                                             (Unaudited)
                                            (in thousands)


                                                                             December 31,    June 30,
                                                                                     1997        1997
                                                                                 --------    --------
Assets
Cash and due from banks ......................................................   $    450    $    200
Interest-earning deposits ....................................................      5,415       4,995
Loans receivable, net ........................................................     28,010      27,046
Mortgage-backed securities
   (market value - $130 and $153, respectively) ..............................        111         132
Real estate owned ............................................................        287         725
Premises and equipment, net ..................................................        583         519
Federal Home Loan Bank stock .................................................        458         442
Interest receivable ..........................................................        225         245
Deferred tax asset ...........................................................         40          58
Other ........................................................................         48          41
                                                                                 --------    --------
Total assets .................................................................   $ 35,627    $ 34,403
                                                                                 ========    ========

Liabilities and Stockholders' Equity
Deposits .....................................................................   $ 22,984    $ 21,970
Accrued expenses and other liabilities .......................................        346         380
Income taxes payable .........................................................         17           3
                                                                                 --------    --------
Total liabilities ............................................................     23,347      22,353

Preferred stock ($.01 par value, 100,000 shares
authorized; none issued and outstanding) .....................................       --          --
Common stock ($.10 par value, 1,400,000 shares
authorized; 792,609 shares issued and outstanding) ...........................         79          79
Additional paid-in capital ...................................................      7,595       7,581
Retained earnings, substantially restricted ..................................      5,181       5,018
Less unearned compensation:
   Employee stock ownership plan .............................................       (388)       (413)
   Unearned stock compensation plan ..........................................       (187)       (215)
                                                                                 --------    --------
Total stockholders' equity ...................................................     12,280      12,050

                                                                                 --------    --------
Total liabilities and stockholders' equity ...................................   $ 35,627    $ 34,403
                                                                                 ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                                  NCF FINANCIAL CORPORATION AND SUBSIDIARY

                                     Consolidated Statements of Income
                                                (Unaudited)
                                              (in thousands)

                                                                    Three Months Ended  Six Months Ended
                                                                       December 31,       December 31,
                                                                      ------   ------   ------   ------
                                                                        1997     1996     1997     1996
                                                                      ------   ------   ------   ------
Interest income:
Loans .............................................................   $  612   $  571   $1,250   $1,145
Mortgage-backed securities ........................................        3        4        7        8
Interest-earning deposits .........................................       77       78      155      152
                                                                      ------   ------   ------   ------

Total interest income .............................................      692      653    1,412    1,305

Interest expense:
Deposits ..........................................................      272      264      535      533
                                                                      ------   ------   ------   ------

Total interest expense ............................................      272      264      535      533
                                                                      ------   ------   ------   ------

Net interest income ...............................................      420      389      877      772

Provision for loan losses .........................................        4        4        8        8
                                                                      ------   ------   ------   ------

Net interest income after provision
for loan losses ...................................................      416      385      869      764

Non-interest income:
Loan fees and service charges .....................................       14        6       20       11

Non-interest expenses:
Compensation and employee benefits ................................      141      111      278      236
Net occupancy expense .............................................       11        7       26       14
Deposit insurance premiums ........................................        5       14       10      181
Data processing ...................................................        9        8       23       19
State franchise and other taxes ...................................       14       14       25       22
Professional fees .................................................       39       17       54       35
Other .............................................................       23       22       53       46
                                                                      ------   ------   ------   ------

Total non-interest expenses .......................................      242      193      469      553
                                                                      ------   ------   ------   ------

Income before income taxes ........................................      188      198      420      222

Income tax expense ................................................       74       82      144       73

Net income ........................................................   $  114   $  116   $  276   $  149
                                                                      ======   ======   ======   ======

Basic earnings per share ..........................................   $ 0.15   $ 0.15   $ 0.37   $ 0.20
                                                                      ======   ======   ======   ======

Dilutive earnings per share .......................................   $ 0.15   $ 0.15   $ 0.37   $ 0.20
                                                                      ======   ======   ======   ======

Cash dividend per share ...........................................   $ 0.15   $ 0.15   $ 0.15   $ 0.15
                                                                      ======   ======   ======   ======


The accompanying notes are an integral part of these consolidated financial statements.


                    NCF FINANCIAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                                 (In Thousands)


                                                                                      Unearned
                                                                                      Employee          Unearned
                                                  Additional                           Stock             Stock
                                 Common          Paid-in          Retained          Ownership        Compensation
                                 Stock           Capital          Earnings            Plan              Plan               Total
                               ------------   ---------------   --------------   ---------------   ----------------   --------------
BALANCE, June 30, 1996         $        77    $        7,270    $       4,918    $         (462)   $             -    $      11,803
                               ------------   ---------------   --------------   ---------------   ----------------   --------------

Net income                               -                 -              328                 -                  -              328

Issuance of shares for stock
compensation plan                        2               298                -                 -               (300)               -

Compensation expense under
stock compensation plan                  -                (7)               -                 -                 85               78

Fair value of shares committed
to be released from ESOP plan            -                20                -                50                  -               70

Cash dividends paid                      -                 -             (229)                -                  -             (229)
                               ------------   ---------------   --------------   ---------------   ----------------   --------------

BALANCE, June 30, 1997         $        79    $        7,581    $       5,017    $         (412)   $          (215)   $      12,050
                               ============   ===============   ==============   ===============   ================   ==============

Net income                               -                 -              276                 -                  -              276

Issuance of shares for stock
compensation plan                        -                 -                -                 -                  -                -

Compensation expense under
stock compensation plan                  -                 2                -                 -                 28               30

Fair value of shares committed
to be released from ESOP plan            -                12                -                25                  -               37

Cash dividends paid                      -                 -             (113)                -                  -             (113)
                               ------------   ---------------   --------------   ---------------   ----------------   --------------

BALANCE, December 31, 1997     $        79    $        7,595    $       5,180    $         (387)   $          (187)   $      12,280
                               ============   ===============   ==============   ===============   ================   ==============

The accompanying notes are an integral part of these consolidated financial statements.


                               NCF FINANCIAL CORPORATION AND SUBSIDIARY

                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                                            (in thousands)


                                                                               Six Months Ended
                                                                                 December 31,
                                                                        -------------------------------
                                                                                  1997            1996
                                                                        --------------- ---------------
Operating Activities:
Net income                                                                   $     276       $     149
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation                                                                        14               7
Provision for loan losses                                                            8               8
Deferred income taxes (benefit)                                                     18             (27)
FHLB dividends received in stock                                                   (16)            (15)
Amortization of deferred loan origination fees, net                                 (7)              -
Accretion of discounts on mortgage-backed securities                                 -               -
Increase (decrease) in allowance for uncollectible interest                        (56)             55
Decrease (increase) in interest receivable                                          76            (134)
Decrease (increase) in other assets                                                 (7)            (21)
Increase (decrease) in accrued expenses and other liabilities                      (34)            (49)
Increase (decrease) in current income taxes payable                                 13            (143)
ESOP and stock compensation plan expense                                            67              33
                                                                        --------------- ---------------

Net Cash Provided By (Used In) Operating Activities                                352            (137)

Investing Activities:
Principal payments on mortgage-backed securities                                    22               5
Net decrease (increase) in loans originated                                       (964)            972
Proceeds from sale of foreclosed assets                                            438               -
Acquisition of premises and equipment                                              (79)              -
                                                                        --------------- ---------------

Net Cash Provided By (Used In) Investing Activities                               (583)            977



                               NCF FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Statements of Cash Flows (Continued)
                                             (Unaudited)
                                            (in thousands)


Financing Activities:
Net increase (decrease) in deposits                                              1,015            (378)
Proceeds from (Repayments of) FHLB advances                                          -               -
Stock conversion cost                                                                -               -
Common stock issued                                                                  -               -
ESOP loan                                                                            -               -
Dividends paid                                                                    (113)           (109)
                                                                        --------------- ---------------

Net Cash Provided By (Used In) Financing Activities                                902            (487)
                                                                        --------------- ---------------

Increase (Decrease) In Cash and Cash Equivalents                                   671             353

Cash and Cash Equivalents, beginning of period                                   5,195           5,163
                                                                        --------------- ---------------

Cash and Cash Equivalents, end of period                                         5,866           5,516
                                                                        =============== ===============

Supplemental Disclosures:
Noncash investing and financing activities:
   Cash paid during the period for:
        Interest                                                             $     602       $     613
                                                                        =============== ===============

        Income taxes                                                         $     113       $     242
                                                                        =============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    NCF FINANCIAL CORPORATION
                         AND SUBSIDIARIES

             Notes to Consolidated Financial Statements
                          (Unaudited)


1.   NCF Financial Corporation

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

     The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Nelson Service Corporation. The impact of Nelson Service Corporation (NSC) on the consolidated financial statements is insignificant. NSC has no operating activity other than to own stock in the third-party service bureau, Intrieve.

2.   Basis of Preparation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated statements of financial condition, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of income for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

3.   Earnings Per Share

     Basic earnings per share amounts for the three and six month periods ended December 31, 1997 and 1996 are based on the average number of shares outstanding throughout the period. Dilutive earnings per share amounts for the three and six month periods ended December 31, 1997 and 1996 are based on the average number of common shares outstanding and the average effect of dilutive securities available for exercise throughout the period. Unallocated ESOP shares are not considered as outstanding for this calculation. The following table details the number of shares used in computing both the basic and dilutive earnings per share:

                                                     Three Months Ended               Six Months Ended
                                                        December 31,                    December 31,
                                                 ----------------------------    ----------------------------
                                                     1997           1996             1997           1996
                                                 -------------  -------------    -------------  -------------
Weighted average number
 of common shares used in basic EPS                   753,234        749,261          752,609        748,640

Effect of dilutive securities:
   Stock options                                        3,527            330            2,455            330
                                                 -------------  -------------    -------------  -------------

Weighted average number of
   common shares and dilutive
   potential common stock
   used in dilutive EPS                               756,761        749,591          755,064        748,970
                                                 =============  =============    =============  =============

4.   New Accounting Standards

     Management has determined that no new accounting standards have been issued or will imminently be issued that will materially affect the presentation of the accompanying unaudited consolidated financial statements.

5.   Impact of New Legislation

     Management has determined that no new legislation has been passed or is pending before any relevant body that will materially affect the presentation of the accompanying unaudited consolidated financial statements.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

General

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include NCF Financial Corporation and/or NCF Bank & Trust Co., as appropriate.

Comparison of Financial Condition at June 30, 1997 and December 31, 1997

Total consolidated assets of the Company at December 31, 1997 increased by approximately $1.2 million since June 30, 1997. Total consolidated assets were approximately $35.6 million and $34.4 million at December 31, 1997 and June 30, 1997, respectively.

The primary change in the balance sheet is attributable to increases in net loans receivable and interest-earning deposits of $963,000 and $420,000, respectively. Real estate owned decreased by $438,000.

There was an increase in deposits of approximately $1.0million or 4.62% from $22.0 million at June 30, 1997 to $23.0 million at December 31, 1997. Management attributes this growth to expanded customer account services designed to provide future deposit growth.


Comparison of Results of Operations for the Three and Six Month Periods Ended December 31, 1997 and 1996

Net Income. Net income decreased $2,000 for the three month period ended December 31, 1997 when compared against the same period last year. Net income increased $127,000 for the six months ended December 31, 1997 when compared to the same period for December 31, 1996. However, this increase for the six month period is primarily attributed to the payment of the FDIC special assessment of approximately $101,000 (net of tax) in the 1996 period. Without this special assessment accrual, net income would have increased by approximately $26,000 or 10.4% for the six month period as compared to last year. Net income of $114,000 for the three months ended December 31, 1997 resulted in earnings per share of $0.17. Net income of $276,020 for the six months ended December 31, 1997 resulted in earnings per share of $0.37.

Net Interest Income. Net interest income increased $31,000 for the three months ended December 31, 1997 when compared to the last calendar quarter of 1996, and $105,000 or 13.62% from $773,000 for the six months ended December 31, 1996 to $877,000 for the six months ended December 31, 1997. The improvement in net interest income primarily reflects an increase in the interest rate spread from 2.91% for the six months ended December 31, 1996 to 3.57% for the six months ended December 31, 1997. The main factor contributing to this increase was an increase in the average yield on loans between the two periods of 81 basis points. These reasons are also applicable to the increase between the last quarter of 1997 and the last quarter of 1996.

Interest Income. Total interest income increased $39,000 from the last quarter of 1996 to the same period in 1996, and $238,000 from $1,305,000 for the six months ended December 31, 1996 to $1,412,000 for the six months ended December 31, 1997. Interest on loans increased $105,000 or 9.19%. Most of the increase was due to the average yield on the loan portfolio increasing from 8.06% during the six months ended December 31, 1996 to 8.87% during the six months ended December 31, 1997.

Interest income from other sources did not change materially from the three and six months ended December 31, 1997 when compared to the same periods in 1996.

Interest Expense. Interest expense increased $8,000 from the last quarter of 1996 to the same quarter in 1997, attributable entirely to an increase in average balances between the two periods. There was an increase in interest expense of only $2,000 between the two six month periods ending December 31, 1997 and 1996, from $533,000 for the six months ended December 31, 1996 to $535,000 for the six months ended December 31, 1997. This increase was attributable entirely to a rise in the average balance on deposits of $170,000 from $22,385,000 for the six months ended December 31, 1996 to $22,555,000 for the same period in 1997. The cost on deposits actually fell from one period to the next from 4.76% in 1996 to 4.74% in 1997. There were no borrowings other than deposits in either period.

Provision for Loan Losses. The provision for loan losses for the six months ended December 31, 1997 was $8,000, and was also $8,000 for the six months ended December 31, 1997. The provision for loan losses was $4,000 for both the last quarter of 1997 and the last quarter of 1996. Historically, management has emphasized the Company's loss experience over other factors in establishing provisions for loan losses. However, management also reviews the allowance for loan losses in relation to the Company's composition of its loan portfolio and observations of the general economic climate and loan loss expectations.

Non-Interest Income. Fee income and other service charges of $19,000 for the six months ended December 31, 1997 increased $8,000 or 72.58% from the same period in 1996. Fee income also increased from the last three months of 1996 to the same period in 1997, from $6,000 to $14,000. These increases were primarily attributable to the inclusion of previously deferred loan fees into income due to a recalculation of the amortization on the interest level yield method.

Non-Interest Expense. Non-interest expense decreased by $84,000 from $553,000 for the six months ended December 31, 1996 to $469,410 for the six months ended December 31, 1997. This decrease is the direct result of the special one-time FDIC assessment accrual of approximately $153,000 ($101,000 after tax). Increases in compensation and employee benefits, professional fees, and net occupancy expense of $42,000, $19,000, and $12,000, respectively, were the major increases in non-interest expense between the two periods. The increase in compensation and employee benefits was attributable to expenses related to the Management Stock Bonus Plan and Trust Agreement. Professional fees increased primarily due to expenses incurred for the due diligence relating to the analysis of the proposed merger with Community Bank Shares of Indiana, Inc. Net occupancy expense increased due to relocation into a new corporate headquarters and bank facility. The Company owns the building, which results in increased depreciation expenses, and leases the land, which results in lease expense. The previous corporate headquarters and bank facility (including the land) is still owned by the Company. Other non-interest expense items remained relatively stable with minor absolute dollar changes.

Non-interest expense increased $49,000 from $193,000 for the three months ended December 31, 1996 to $242,000 for the three months ended December 31, 1997. This increase was attributable to the reasons described above relating to the Management Stock Bonus Plan and Trust Agreement, proposed merger with Community Bank Shares of Indiana, Inc., and the relocation into a new corporate headquarters.

Income Taxes. The effective tax rate for the six months ending December 31, 1997 and 1996 was approximately 34%. Since there are no state income taxes imposed on the Bank, the effective tax rate remained at approximately the federal statutory percentage.

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

Part II
                                OTHER INFORMATION



Item 1.   Legal Proceedings


          From time to time, the Company and any subsidiaries may be a party to various legal proceedings incident to its or their business. At
          December 31, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which of any of their property was subject, which were expected by management to result in a material loss.


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


                                              NCF FINANCIAL CORPORATION


Date:   February 13, 1997             By /s/ Dan R. Biggs
       ------------------------              ----------------------------
                                             Dan R. Biggs
                                            (Vice President and Principal
                                             Financial Officer and duly
                                             authorized representative)